Form 10-Q
period 2014-10-31
Summit Networks Inc.
filed 2015-01-06
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

Commission file number 333-199108

SUMMIT NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Jaunciema gatve 40,

Ziemeļu rajons, Rīga,

LV-1023, Latvia

(Address of principal executive offices, including zip code.)

(775) 572-8824
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of January 2, 2015.

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

(A Development Stage Company)

Balance Sheet

	October 31, 2014	July 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	13,991	110
Total Current Assets	$13,991	$110

Other Assets	1,000	1,000
Property	8,000	8,000
TOTAL ASSETS	$22,991	$9,110

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Due to related party	202	20
Income taxes payable	2,293	-
Accrued expenses	3,500	-
Total Liabilities	$5,995	$20

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,000,000 shares issued and outstanding as of October 31, 2014 and July 31, 2014	4,000	4,000
Income (deficit) accumulated during development stage	12,996	5,090
Total Stockholders' Equity	16,996	9,090
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$22,991	$9,110

See Notes to Financial Statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

		From July 8, 2014
		(Inception) to
	October 31,	October 31,
	2014	2014
Sales	$22,410	$52,410
Cost of Goods	6,900	27,850
Gross Profit	15,510	24,560

Selling, General & Administrative Expenses	5,311	9,371

Income from operations	10,199	15,189

Other income (expenses)	-	100

Income before income taxes	10,199	15,289

Income tax provision	2,293	2,293

Net Income (Loss)	7,905	12,996

Basic and diluted earnings per share	$0.00	$0.00
Weighted average number of common shares outstanding	4,000,000	4,000,000

See Notes to Financial Statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

		From July 8, 2014
		(inception) to
	October 31,	October 31,
	2014	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,905	$12,996
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Other assets	-	(1,000)
Income taxes payable	2,293	2,293
Accrued expenses	3,500	3,500
Net cash provided by (used in) operating activities	13,699	17,789

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of Property	-	(8,000)
Net cash provided by (used in) investing activities	-	(8,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	182	202
Issuance of common stock	-	4,000
Net cash provided by (used in) financing activities	182	4,202

Net increase (decrease) in cash	13,880	13,991
Cash at beginning of period	110	-
Cash at end of year	$13,991	$13,991

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-

See Notes to Financial Statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014. The Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and minimal sales. The Company has commenced limited operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAAP”).

The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities".

The Company has a July 31, year-end.

b. Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

These interim financial statements should be read in conjunction with the audited financial statements for the year ended July 31, 2014, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended July 31, 2014.

c. Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

d. Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

e. Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

f. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g. Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $52,510 in revenue since its inception.

i. Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

j. Fixed Assets

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property – 40 years

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. New Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to October 31, 2014 resulting in net income of $12,996. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $13,991 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of October 31, 2014, there is a loan payable due to Andris Berzins for $202, which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

The Company is was established and operated under the laws of the State of Nevada and is subject to U.S. federal income tax and Nevada state and local income tax.

Income before Income Taxes from continuing operations for the three months ended October 31, 2014 and 2013 were $10,199 and $0, respectively.

Provisions for Income tax from continuing operations for the three months ended October 31, 2014 and 2013 were $2,293 and $0, respectively.

Reconciliations of statutory rates to effective tax rates from continuing operations for the three months ended October 31, 2014 and 2013 were as follows:

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 6. INCOME TAXES (Continued)

	For the Three Months Ended
	October 31, 2014	October 31, 2013
US Federal Statutory Tax Rate	15.0%	15.0%
Nevada State & Local Tax Rate	0.0%	0.0%
Net Operating Loss Carryforward	(0.0)	(0.0)
Effective Tax Rate	15.0%	15.0%

NOTE 7. STOCKHOLDERS’ EQUITY

Transactions, other than employees’ stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

The stockholders’ equity section of the Company contains the following classes of capital stock as of October 31, 2014:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,000,000 shares issued and outstanding.

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

As of October 31, 2014 the Company had 4,000,000 shares of common stock issued and outstanding.

NOTE 8. PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for which it paid $8,000 during July 2014. No depreciation expense was recorded during the quarter ended October 31, 2014.

NOTE 9. COMMITMENT & CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years that expires July 30, 2017 for $1,000 a month as the Company’s office space. The rent expense for the three months ended October 31, 2014 was $3,000.

Future lease commitments are as follows:

2015	$9,000
2016	12,000
2017	11,000
Total	$32,000

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this prospectus, including in the documents incorporated by reference into this prospectus, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the offering on the parties’ individual and combined financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this prospectus are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Results of Operations

We have generated $52,410 in revenues since our inception on July 8, 2014. Our cost of goods sold was $27,850 resulting in a gross profit of $24,560.

During the period from inception to October 31, 2014, our operating expenses were comprised of selling, general and administrative expenses of $9,371. The provision for income tax was $2,293, resulting in a net profit of $12,996. Our selling, general and administrative expenses consists of mainly sales commissions, professional fees and rental expenses.

Our total assets at October 31, 2014 were $22,991, which was $13,991 cash in the balance, $1,000 in other assets and $8,000 in property. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

Our gross profit for the three months ended October 31, 2014 was $15,510. Our selling, general and administrative expenses were $5,311 and $2,293 in provision for income taxes, resulting in a net profit of $7,905 for the quarter ended October 31, 2014.

As of October 31, 2014, there is a total of $202 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable are interest free and payable on demand.

The following table provides selected financial data about our Company for the period ended October 31, 2014. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2014
Cash	$13,991
Total assets	$22,991
Total liabilities	$5,995
Stockholder’s equity	$16,996

Plan of Operation for the next 12 months

We currently have an active Offering pursuant to a Registration Statement on Form S-1 which has been declared effective by the U.S. Securities and Exchange Commission. The Offering is for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. There is no minimum number of shares that must be sold by us for the Offering to proceed, and we will retain the proceeds from the sale of any of the offered shares. The Offering is a direct primary being conducted on a self-underwritten, basis, which means our President, Andris Berzins, is attempting to sell the shares. There is no commitment by any person to purchase any shares. Proceeds from the sale of the shares will be used to fund the initial stages of our business development.

The following table sets forth the use of proceeds assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company. The various offering amounts presented are for illustrative purposes only and the actual amount of proceeds raised, if any, may differ significantly.

	If 25% of Shares Sold	If 50% of Shares Sold	If 75% of Shares Sold	If 100% of Shares Sold
SHARES SOLD	500,000	1,000,000	1,500,000	2,000,000
GROSS PROCEEDS	$20,000	$40,000	$60,000	$80,000
OFFERING EXPENSES
Legal and Accounting	5,500	5,500	5,500	5,500
Publishing/Edgarizing	500	500	500	500
Transfer Agent	1000	1000	1000	1000
SEC Filing fee	10	10	10	10
TOTAL OFFERING EXPENSES	7,010	7,010	7,010	7,010
NET AFTER OFFERING EXPENSES	12,990	32,990	52,990	72,990
EXPENDITURES (1)
Maintaining reporting status	9,000	9,000	9,000	9,000
Office set up	2,000	2,000	3,000	4,000
Web site development	2,090	3,500	4,000	5,000
Advertising/marketing	-	15,000	30,000	35,000
Sales person	-	-	-	12,000
General administrative costs	-	3,490	6,990	7,990
Total Expenditures	12,990	32,990	52,990	72,990
Net Remaining Balance	0	0	0	0

___________

(1) Expenditures for the 12 months following the completion of our Offering. The expenditures are categorized by significant area of activity.

The figures above represent only estimated costs and may be adjusted based upon the actual funds raised in the Offering and revenues.

We are in the early stages of developing our plan to distribute glass craft products, in forms including but not limited to glass crafts, novelties, knobs, trophies, vases, glasses, boxes, bowls, trays, plates. We currently have some operating history which includes revenues and cost of sales. Our plan of operations over the 12 month period following successful completion of our current Offering of 2,000,000 shares is as follows:

Set up Office.

Time Frame: 1st to 3rd months

Upon completion of our Offering we plan to acquire the necessary office equipment to expand operations. We have budgeted a cost between $2,000 and $4,000 to obtain the necessary office equipment. Andris Berzins, our sole officer and director will handle our administrative duties.

Develop Our Website.

Time Frame: 3rd to 5th months

When our equipment is obtained, we intend to begin developing our website. Our sole officer and director, Andris Berzins will be in charge of registering our web domain. Once we register our web domain, we plan to hire a web designer to help us design and develop our website. We do not have any written agreements with any web designers at current time. We have budgeted a cost between $2,090 and $5,000 for the website. It will take up to 90 days to develop our website. There will be information about us, the variety of glass craft products we will offer, information on how to order our product and other information. Updating and improving our website will continue throughout the lifetime of our operations.

Commence Marketing Campaign.

Time Frame: 6th to 12th months

Once our website is operational, we will begin to market our product. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also expect to get new clients from “word of mouth” advertising where our new clients will refer their friend and colleagues to us. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. We intend to spend from $15,000 to $35,000 on marketing efforts during the first year, the amount being determined by the success of the Offering. Marketing is an ongoing matter that will continue during the life of our operations.

Negotiate service agreements with potential wholesale customers.

Time Frame: 6th to 12th months

At the same time we start our marketing campaign, we plan to contact and start negotiations with potential wholesale customers, such as glass craft distributors. Initially, our sole officer and director, Mr. Berzins, will look for potential wholesale customers. We will negotiate terms and conditions of collaboration. Even though the negotiation with potential wholesale customers will be ongoing during the life of our operations, we cannot guarantee that we will be able to establish successful agreements.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve month period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition.

Hire 3 Salespersons.

Time Frame: 8th to 12th months

If we sell 100% shares in our Offering, we intend to hire 3 salespersons to introduce our products. The salespersons job would be to find new potential purchasers, and to set up agreements with wholesale customers to buy our glass craft products.

Based on our current operating plan, we believe that we will increase our revenue from selling our glass craft products by mid-2015. We do not have sufficient cash and cash equivalents to execute our operations, and we will need the funds from our Offering to commence our planned business activities. We may also need to obtain additional financing to operate our business for the twelve months following completion of our public Offering. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

In summary, we expect to be in full operation and expending our product line within 12 months of completing our Offering.

Liquidity and Capital Resources

At October 31, 2014 we had $13,991 in cash and there were outstanding liabilities of $5,995. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-199108, at the SEC website at www.sec.gov:

Exhibit No.	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc. Registrant

Dated: January 6, 2015	By:	/s/ Andris Berzins
Andris Berzins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

