Form 10-Q
period 2015-01-31
Summit Networks Inc.
filed 2015-03-13
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

Commission file number 333-199108

SUMMIT NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

Jaunciema gatve 40,

Ziemeļu rajons, Rīga,

LV-1023, Latvia

 (Address of principal executive offices, including zip code.)

 (775) 572-8824

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of March 7, 2015

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.
(A Development Stage Company)
Balance Sheet

	January 31,	July 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	22,417	110
Total Current Assets	$22,417	$110

Other Assets	1,000	1,000
Property & Equipment, net	16,754	8,000
TOTAL ASSETS	$40,171	$9,110

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	220	20
Accounts payable	138	-
Income taxes payable	2,091	-
Accrued expenses	6,500	-
Total Liabilities	$8,949	$20

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,000,000 and 4,000,000 shares issued and outstanding as of January 31, 2015 and July 31, 2014	5,000	4,000
Additional Paid in Capital	39,000	-
Subscription Receivable	(24,627)	-
Income accumulated during development stage	11,849	5,090
Total Stockholders' Equity	31,222	9,090
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$40,171	$9,110

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three	For the Six	From July 8, 2014
	Months Ended	Months Ended	(Inception) to
	January 31,	January 31,	January 31,
	2015	2015	2015

Sales	$31,151	$53,561	$83,561
Cost of Goods	23,250	30,150	51,100
Gross Profit	7,901	23,411	32,461

Selling, General & Administrative Expenses	9,250	14,561	18,621

Income/(Loss) from operations	(1,350)	8,850	13,840

Other income (expenses)	-	-	100

Income/(Loss) before income taxes	(1,350)	8,850	13,940

Income tax provision	(202)	2,091	2,091

Net Income (Loss)	(1,148)	6,759	11,849

Basic and diluted earnings per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	4,032,609	4,016,304

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 8, 2014 (Inception) to January 31, 2015

				Income
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development	Subsciption
	Shares	Amount	Capital	Stage	Receivable	Total

Balance, July 8, 2014	-	$-	$-	$-	$-	$-

Stock issued for cash on July 23, 2014 @ $0.001 per share	4,000,000	4,000	-		-	4,000

Net loss, July 31, 2014				5,090	-	5,090

Balance, July 31, 2014	4,000,000	$4,000	$-	$5,090	$-	$9,090

Stock issued for cash on January 29, 2015 @ $0.04 per share	1,000,000	1,000	39,000		(24,627)	15,373

Net profit (loss), January 31, 2015				6,759		6,759

Balance, January 31, 2015 (Unaudited)	5,000,000	$5,000	$39,000	$11,849	$(24,627)	$31,222

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Six	From July 8, 2014
	Months Ended	(inception) to
	January 31,	January 31,
	2015	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,759	$11,849
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	996	996
Changes in operating assets and liabilities:
Other assets	-	(1,000)
Accounts payable	138	138
Income taxes payable	2,091	2,091
Accrued expenses	6,500	6,500
Net cash provided by (used in) operating activities	16,484	20,574

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of Property & Equipment	(9,750)	(17,750)
Net cash provided by (used in) investing activities	(9,750)	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	200	220
Net proceeds from Issuance of common stock	15,373	19,373
Net cash provided by (used in) financing activities	15,573	19,593

Net increase (decrease) in cash	22,306	22,417
Cash at beginning of period	110	-
Cash at end of year	$22,417	$22,417

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“US GAAP”).

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

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

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

g. Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $83,661 in revenue since its inception.

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

Office Equipment – 7 years

k. New Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to January 31, 2015 resulting in net income of $11,849. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the

Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $22,417 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of January 31, 2015, there is a amount due to Mr. Andris Berzins, CEO of the Company, for $220 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

For the Six Months Ended January 31, 2015
US Federal Statutory Tax Rate	15.0%
Nevada State & Local Tax Rate	0.0%
Net Operating Loss Carryforward	(0.0)
Effective Tax Rate	15.0%

Income Tax expense was $2,091 for the six months ended January 31, 2015.

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

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

The stockholders’ equity section of the Company contains the following classes of capital stock as of January 31, 2015:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000. The remaining fund of $24,627 was recorded as subscription receivable.

As of January 31, 2015, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 and office equipment for $9,750.

Depreciation expense was $996 for the six months ended January 31, 2015.

NOTE 9: COMMITMENT & CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years that expires July 30, 2017 for $1,000 a month as the Company’s office space. The rent expense for six months ended January 31, 2015 was $6,000.

Future lease commitments are as follows:

2015	$6,000
2016	12,000
2017	11,000
Total	$29,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this prospectus, including in the documents incorporated by reference into this prospectus, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Results of Operations

We have generated $83,561 in revenues since our inception on July 8, 2014. Our cost of goods sold was $51,100 resulting in a gross profit of $32,461.

During the period from inception to January 31, 2015, our operating expenses were comprised of selling, general and administrative expenses of $18,621. The provision for income tax was $2,091, resulting in a net profit of $11,849. Our selling, general and administrative expenses consists of mainly professional fees and rental expenses.

Our total assets at January 31, 2015 were $40,171, which was $22,417 cash in the balance, $1,000 in other assets, $8,000 in property and $9,750 in office equipment. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

The Company received funds in the bank of $15,373 for these shares as of the bank statement dated January 31, 2015. The balance of the funds, $24,627, is shown as Subscriptions Receivable on the January 31, 2015 financial statements. The balance of the funds were received by the Company on February 4th, 5th and 6th, 2015.

As of January 31, 2015 the Company had 5,000,000 shares of common stock issued and outstanding.

We have generated revenues of $31,151 for the three months ended January 31, 2015 with a gross profit of $7,901 for the three months ended January 31, 2015. Our general and administrative expenses were $9,250 and provision of income tax was $202 resulting in a net loss of $1,148 for the quarter ended January 31, 2015.

We have generated revenues of $53,561 for the six months ended January 31, 2015 with a gross profit of $23,411 for the six months ended January 31, 2015. Our general and administrative expenses were $14,561 and provision of income tax was $2,091, resulting in a net profit of $6,759 for the six months ended January 31, 2015.

As of January 31, 2015, there is a total of $220 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Plan of Operation for the next 12 months

We closed our recent Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares will be used to fund the initial stages of our business development.

The following table sets forth the use of proceeds based on the sale of 50% of the securities offered for sale by the Company.

SHARES SOLD	1,000,000
GROSS PROCEEDS	$40,000

OFFERING EXPENSES
Legal and Accounting	5,500
Publishing/Edgarizing	500
Transfer Agent	1000
SEC Filing fee	10
TOTAL OFFERING EXPENSES	7,010
NET AFTER OFFERING EXPENSES	32,990
EXPENDITURES (1)
Maintaining reporting status	9,000
Office set up	2,000
Web site development	3,500
Advertising/marketing	15,000
General administrative costs	3,490
Total Expenditures	32,990

Net Remaining Balance	-0-

(1) Expenditures for the next 12 months. The expenditures are categorized by significant area of activity.

The figures above represent only estimated costs and may be adjusted based upon revenues.

We are in the early stages of developing our plan to distribute glass craft products, in forms including but not limited to glass crafts, novelties, knobs, trophies, vases, glasses, boxes, bowls, trays, plates. We currently have some operating history which includes revenues and cost of sales. Our plan of operations over the next 12 month period is as follows:

Set up Office.

Time Frame: 1st to 3rd months

Now that our Offering has closed we plan to acquire the necessary office equipment to expand operations. We have budgeted a cost of $2,000 to obtain the necessary office equipment. Andris Berzins, our sole officer and director will handle our administrative duties.

Develop Our Website.

Time Frame: 3rd to 5th months

When our equipment is obtained, we intend to begin developing our website. Our sole officer and director, Andris Berzins will be in charge of registering our web domain. Once we register our web domain, we plan to hire a web designer to help us design and develop our website. We do not have any written agreements with any web designers at current time. We have budgeted a cost of $3,500 for the website. It will take up to 90 days to develop our website. There will be information about us, the variety of glass craft products we will offer, information on how to order our product and other information. Updating and improving our website will continue throughout the lifetime of our operations.

Commence Marketing Campaign.

Time Frame: 6th to 12th months

Once our website is operational, we will begin to market our product. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also expect to get new clients from “word of mouth” advertising where our new clients will refer their friend and colleagues to us. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. We intend to spend $15,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

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

Based on our current operating plan, we believe that we will increase our revenue from selling our glass craft products by mid-2015. We may need to obtain additional financing to operate our business for the next twelve months. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

At January 31, 2015 we had $22,417 in cash and there were outstanding liabilities of $8,949. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Summit Networks Inc. Registrant

Date: March 13, 2015	By:	/s/ Andris Berzins
	Name:	Andris Berzins
	Title:	(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

