Form 10-Q
period 2015-04-30
Summit Networks Inc.
filed 2015-06-15
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

Commission file number: 333-199108

SUMMIT NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Jaunciema gatve 40,

Ziemeļu rajons, Rīga,

LV-1023, Latvia

 (Address of principal executive offices, including zip code.)

 (775)572-8824
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of June 15, 2015.

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

(A Development Stage Company)
Balance Sheet

	April 30,	July 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	30,613	110
Total Current Assets	$30,613	$110

Other Assets	1,000	1,000
Property & Office Equipment, net	16,355	8,000
Deferred Tax Asset	1,478	-
TOTAL ASSETS	$49,446	$9,110

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	220	20
Accounts payable	138	-
Accrued expenses	8,375	-
Total Liabilities	$8,733	$20

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,000,000 and 4,000,000 shares issued and out standing as of April 30, 2015 and July 31, 2014)	5,000	4,000
Additional Paid in Capital	39,000	-
Income (deficit) accumulated during development stage	(3,287)	5,090
Total Stockholders' Equity	40,713	9,090
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$49,446	$9,110

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three	For the Nine	From July 8, 2014
	Months Ended	Months Ended	(Inception) to
	April 30, 2015	April 30, 2015	April 30, 2015

Sales	$35,500	$89,060	$119,061
Cost of Goods	13,312	43,462	64,412
Gross Profit	22,188	45,599	54,649

Selling, General & Administrative Expenses	40,893	55,454	59,514

Income from operations	(18,705)	(9,855)	(4,865)

Other income (expenses)	-	-	100

Income before income taxes	(18,705)	(9,855)	(4,765)

Income tax benefit	(3,569)	(1,478)	(1,478)

Net Income (Loss)	(15,136)	(8,377)	(3,287)

Basic and diluted earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	4,336,996

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
	For the Nine	From July 8, 2014
	Months Ended	(inception) to
	April 30,	April 30,
	2015	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,377)	$(3,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	1,395	1,395
Provision (benefit) for deferred taxes	(1,478)	(1,478)
Changes in operating assets and liabilities:
Other assets	-	(1,000)
Accounts payable	138	138
Accrued expenses	8,375	8,375
Net cash provided by (used in) operating activities	53	4,143

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of Property & Equipment	(9,750)	(17,750)
Net cash provided by (used in) investing activities	(9,750)	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	200	220
Issuance of common stock	40,000	44,000
Net cash provided by (used in) financing activities	40,200	44,220

Net increase (decrease) in cash	30,503	30,613
Cash at beginning of period	110	-
Cash at end of year	$30,613	$30,613

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-

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

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $119,060 in revenue since its inception.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to April 30, 2015 resulting in net loss of $3,287. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $30,613 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

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

As of April 30, 2015, an amount due to Mr. Andris Berzins, CEO of the Company, was $220 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

April 30, 2015
US Federal Statutory Tax Rate	15.0%
Nevada State & Local Tax Rate	0.0%
Net Operating Loss Carryforward	(0.0)%
Effective Tax Rate	15.0%

The Company has an income tax benefit of $1,478 for the nine months ended April 30, 2015.

As of April 30, 2015, the Company has a deferred tax asset of $1,478 resulted from net operating loss incurred by the Company which is carryforward to offset against any future taxable income.

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

The stockholders’ equity section of the Company contains the following classes of capital stock as of April 30, 2015:

Common stock, $0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

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

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 8: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 and office equipment for $9,750.

Depreciation expense was $1,395 for the nine months ended April 30, 2015.

NOTE 9: COMMITMENT & CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years that expires July 30, 2017 for $1,000 a month as the Company’s office space. The rent expense for nine months ended April 30, 2015 was $7,875.

Future lease commitments are as follows:

2015	$3,000
2016	12,000
2017	11,000
Total	$26,000

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

Results of Operations

We have generated $119,061in revenues since our inception on July 8, 2014. Our cost of goods sold was $64,412 resulting in a gross profit of $54,649. During the period from inception to April 30, 2015, our operating expenses were comprised of selling, general and administrative expenses of $59,514. The provision for income tax benefits was $1,478, resulting in a net loss of $3,287. Our selling, general and administrative expenses consists of mainly professional fees and rental expenses.

During the three months ended April 30, 2015, we generated $35,500 in revenues with cost of goods sold being $13,312, resulting in a gross profit of $22,188. Our operating expenses for the same three month period were comprised of selling, general and administrative expenses of $40,893. The provision for income tax benefit was $3,569, resulting in a net loss of $15,136. Our selling, general and administrative expenses consists of mainly professional fees and rental expenses.

During the nine months ended April 30, 2015, we generated $89,060 in revenues with cost of goods sold being $43,462, resulting in a gross profit of $45,599. Our operating expenses for the same nine month period were comprised of selling, general and administrative expenses of $55,454. The provision for income tax benefit was $1,478, resulting in a net loss of $8,377.

Our total assets at April 30, 2015 were $49,446, which was $30,613 in cash, $1,000 in other assets and $16,355 in property and office equipment, and $1,478 in deferred tax asset. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of April 30, 2015 the Company had 5,000,000 shares of common stock issued and outstanding.

As of April 30, 2015, there is a total of $220 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Plan of Operation for the next 12 months

We closed our recent Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares will be used to fund the initial stages of our business development. Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10Q, we have not entered into any definitive agreement to change our direction. The business plan of our company below assumes that we will continue with our business as originally planned. However, as mentioned above, we are in discussions that could lead to another direction for the Company.

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

Liquidity and Capital Resources

At April 30, 2015, we had $30,613 in cash and there were outstanding liabilities of $8,733. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2015.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Summit Networks Inc. Registrant

Date: June 15, 2015	By:	/s/ Andris Berzins
Andris Berzins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

