Form 10-K
period 2015-07-31
Summit Networks Inc.
filed 2015-10-29
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-199108

SUMMIT NETWORKS INC
(Exact name of registrant as specified in its charter)

Nevada	35-2511257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jaunciema gatve 40,

Ziemeļu rajons, Rīga,

LV-1023, Latvia

(Address of registrant's principal executive offices)

Registrant's telephone number, including area code: (775) 572-8824

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 29, 2015, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of October 29, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Summit" and "Summit Networks" mean Summit Networks Inc, unless the context clearly requires otherwise.

ITEM 1. BUSINESS

Corporate Background and General Business Overview

Our Company was incorporated in the State of Nevada on July 8, 2014 to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China. We are a development stage company and also considered an "Emerging Growth Company". Our fiscal year end is July 31st. Our executive offices are located at 8153 Finch Feather St., Las Vegas, NV 89143. Our phone number is (775) 572-8824. On July 28, 2014 we purchased an office and small shop for US$8,000, located at: Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. The primary activities at the Las Vegas location will be carried out by our sole employee and CEO, Andris Berzins. He will be working from this location as his schedule permits, to process sales, oversee company operations in US, make sure our business plan in implemented as it should – including verifying that orders are fulfilled properly, regular office work (processing incoming mail, making phone calls to customers and suppliers, etc.) and working on our website content. Mr. Berzins will also travel to Latvia, to work in the office in the shop there; to create a plan to reach out to potential customers in European Union (EU), to locate less expensive potential suppliers of our offered products, to process incoming mail in Latvia from local authorities, to keep all required paperwork in up to date state, working on content of our company website in Latvian language (for local customers) with the goal of reaching out to more customers to make our company more successful.

We require a minimum funding of $12,990 to conduct our business over the next 12 months, and if we are unable to obtain this level of financing, our business may fail.

We are in the early stages of developing our plan to distribute glass craft products, in forms including but not limited to glass crafts, novelties, knobs, trophies, vases, glasses, boxes, bowls, trays, plates. We currently have some operating history which includes revenues and cost of sales. Our plan of operations over the 12 month period following successful completion of our Offering is to develop and establish our glass craft products distribution business and hire three more salespeople (See "Business of the Company" and "Plan of Operations").

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company and the initial equity funding by our sole officer and director. We have generated some revenues and our principal business activities to date have consisted of creating a business plan and entering into a Supply Agreement, dated July 10, 2014, with three Chinese companies, Xiamen Ebei Import & Export Co., Ltd. ("Xiamen Ebei"), Yangzhou Kanglong Glass Arts Co., Ltd. ("Yangzhou Kanglong"), and Yancheng Sunrise Import & Export Co.,Ltd. ("Yancheng Sunrise"). Xiamen Ebei, Yangzhou Kanglong and Yancheng Sunrise are large and well-established suppliers and distributors of glass craft products in China. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase a variety of glass craft products (including crafts, novelties, knobs, trophies, vases, glasses, boxes, bowls, trays and plates) produced by each of the companies. The agreements also outline the following basic terms (see Agreements as filed in the Company's Registration Statement on Form S-1 for the full terms):

1.	The term of each agreement began on August 1, 2014 and expires August 1, 2018.

2.

Summit will give the Supplier (Seller) 60 days' notice regarding the quantity requested for delivery. Supplier will arrange delivery through a carrier chosen by the Supplier, the cost of which shall be F.O.B.

3.	The agreement between Summit and the Supplier is non-exclusive.

4.

The prices to be paid by Summit under the Supply Agreements are fixed by agreement between Summit and the Supplier. Prices are exclusive of all taxes, insurance and shipping and handling charges which are Summit's responsibility.

5.

Summit (and its customers) has the right to inspect the goods upon receipt and notify the Supplier of any claim for damages. If any defect or damages is identified the Supplier will replace or repair the goods or refunds the purchase price at the Suppliers option.

While we have entered into supply agreements with these three suppliers, we can make no assurance that we will be able to maintain these third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, these glass craft products suppliers make their own business decisions. Such suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent, they will produce and distribute the products we need for resale. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer.

We received our initial funding of $4,000 through the sale of common stock to our sole officer and director, who purchased 4,000,000 shares at $0.001 per share.

Our financial statements from inception on July 8, 2014 through our second fiscal year ended July 31, 2015 reported $149,176 in revenues and a net loss of $17,812. Our financial statements from inception on July 8, 2014 through our first fiscal year ended July 31, 2014 reported $30,100 in revenues and a net income of $5,090.

Our independent registered public accountant has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We closed our recent Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares are being used to fund the initial stages of our business development.

The Company qualifies as an "emerging growth company" as defined in the Jumpstart our Business Startups Act (the "JOBS Act"). We intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As well, our election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until they apply to private companies. Therefore, as a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our Product

Brief History of Glass

Glass is an inorganic solid material that is usually clear or translucent with different colors. It is hard, brittle, and stands up to the effects of wind, rain or sun.

Glass has been used for various kinds of bottles and utensils, mirrors, windows and more. It is thought to have been first created around 3000 BC, during the Bronze Age. Egyptian glass beads date back to about 2500 BC.

A very important advance in glass manufacture was the technique of adding lead oxide to the molten glass; this improved the appearance of the glass and made it easier to melt using sea-coal as a furnace fuel. This technique also increased the "working period" of the glass, making it easier to manipulate. The process was first discovered by George Ravenscroft in 1674, who was the first to produce clear lead crystal glassware on an industrial scale.

The mass production of glass was developed in 1887 by the firm Ashley in Castleford, Yorkshire. This semi-automatic process used machines that were capable of producing 200 standardized bottles per hour, many times quicker than the traditional methods of manufacture.

Our Products

Glass craft's unique designs in glass artwork and the superior products created from this magnificent glass have made it popular around the world. As well as traditional glass products, new, modern designs are developed by the factories and workshops to ensure glass craft products maintain their appeal. Handmade glass appears in many forms, including vases, wine and champagne glasses, plates, trays, baskets, fruit bowls and decanters. These beautiful items are perfect for wedding gifts, anniversary gifts or corporate gift or house décor item.

Glass craft products are known for their clarity, sparkle and transparency as well as for thin, shining, liquid-like quality and expert craftsmanship. Our mission is to bring our customers high quality glass craft products at a competitive price. Our suppliers, who represent the most advanced glass craft product manufacturers, agreed to supply us with many kinds of glass craft products. We transmit any orders received to our supplier for shipment. Our customers are responsible to cover the shipping costs. Shipping costs are added automatically to a customer's final bill.

Potential customers

We currently sell our products to wholesale customers; we may in the future sell in the retail market. Our President and sole director, Mr. Andris Berzins markets our products and negotiates agreements with potential customers in the USA. We use marketing strategies, such as web advertisements, direct mailing, and phone calls to market our products and acquire potential customers. We plan to attend trade shows in our industry to showcase our product with a goal to find new customers.

Competition

There are many well-established manufacturing, distribution and retail sales companies selling glass craft products, such as HOBBY LOBBY (http://shop.hobbylobby.com/crafts-hobbies-and-fabric-crafts/glass-crafts/), JO ANN STORE (http://www.joann.com/crafts/basics/craft-supplies/glass-art/), D&L ART GLASS SUPPLY (http://www.dlartglass.com/), and DELPHI GLASS (http://www.delphiglass.com/more-crafts/), to name a few of the larger competitors.

We expect to face medium to high level of resistance in the market, where it will be up to our marketing efforts and negotiation skills to acquire new customers. Substantially all of our competitors have greater financial resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are quality of product, pricing, service and delivery capabilities and availability of product. We compete with many local, regional and national glass craft products distributors and dealers. In addition, some glass craft products suppliers might sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Additionally, distributors of products similar to those distributed by us, such as distributors of Chinese made glass craft products, may elect to sell and distribute to our customers in the future or enter into exclusive supplier arrangements with other distributors.

Glass craft products are distributed by many companies as well as numerous stores and websites in the USA. To compete with other companies, we plan to use helpful customer service and offer a wide assortment of glass craft products at competitive prices. We will take significant efforts to promote our product using marketing and internet tools.

Website Marketing Strategy

We plan to further develop our website to market and display our products. As of the date of this Prospectus we have not yet identified or registered any domain names for our website. To accomplish this, we plan to contract an independent web designing company. Our website will describe our products in detail, show our contact information, and include some general information and pictures of our glass craft products. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and metatags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

To enhance our sales and to advertise our product we plan to keep improving and developing our website to make it as "user friendly" as possible. Our website will offer a large array of glass craft products and by becoming a "one-stop shopping" destination we believe this will significantly enhance the efficiency of the purchasing process, reducing the time and cost of finding reasonably priced glass craft products. Our online store will provide customers with an easy-to-use shopping alternative. The website will be available 24 hours a day, seven days a week allowing customers to shop for our products directly from their homes or offices. We plan to provide a customer service department via email where consumers can resolve order and product questions.

Agreements with our suppliers

On July 10, 2014, we entered into a Supply Agreement with three Chinese companies, Xiamen Ebei Import & Export Co., Ltd. ("Xiamen Ebei"), Yangzhou Kanglong Glass Arts Co., Ltd. ("Yangzhou Kanglong"), and Yancheng Sunrise Import & Export Co.,Ltd. ("Yancheng Sunrise"). Xiamen Ebei, Yangzhou Kanglong and Yancheng Sunrise are large and well-established suppliers and distributors of glass craft products in China. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase a variety of glass craft products (including crafts, novelties, knobs, trophies, vases, glasses, boxes, bowls, trays and plates) produced by each of the companies. The agreements also outline the following basic terms (see Agreements for the full terms):

1.	The term of each agreement began on August 1, 2014 and expires August 1, 2018.

2.

Summit will give the Supplier (Seller) 60 days' notice regarding the quantity requested for delivery. Supplier will arrange delivery through a carrier chosen by the Supplier, the cost of which shall be F.O.B.

3.	The agreement between Summit and the Supplier is non-exclusive.

4.

The prices to be paid by Summit under the Supply Agreements are fixed by agreement between Summit and the Supplier. Prices are exclusive of all taxes, insurance and shipping and handling charges which are Summit's responsibility.

5.

Summit (and its customers) has the right to inspect the goods upon receipt and notify the Supplier of any claim for damages. If any defect or damages is identified the Supplier will replace or repair the goods or refunds the purchase price at the Suppliers option.

While we have entered into supply agreements with these three suppliers, we can make no assurance that we will be able to maintain these third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, these glass craft products suppliers make their own business decisions. Such suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent, they will produce and distribute the products we need for resale. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

 Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business activities. We do not believe that government regulation will have a material impact on the way we conduct our business.

We do not believe that any existing or probable government regulation on our business, including any applicable export or import regulation or control imposed by China or USA in which we plan to distribute glass craft products will have a material impact on the way we conduct our business.

Patents, Trademarks and Copyrights

We do not own, either legally or beneficially, any patents or trademarks. We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

Research and Development Activities and Costs

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the next 12 months related to the development of our website.

Facilities

We currently own our physical property of our office and shop in Latvia. Our current business address is Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. Our telephone number is (775) 572-8824.

Andris Berzins, our sole officer and director, works on Company business from our office in Latvia. This location serves as our primary office for planning and implementing our business plan. Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months. The Company has also rented executive offices at 8153 Finch Feather St., Las Vegas, NV 89143.

The primary activities at the Las Vegas location are carried out by our sole employee and CEO, Andris Berzins. He is working from this location as his schedule permits, to process sales, oversee company operations in US, make sure our business plan in implemented as it should – including verifying that orders are fulfilled properly, regular office work (processing incoming mail, making phone calls to customers and suppliers, etc.) and working on our website content.

Mr. Berzins also travels to Latvia, to work in the office in the shop there; to create a plan to reach out to potential customers in European Union (EU), to locate less expensive potential suppliers of our offered products, to process incoming mail in Latvia from local authorities, to keep all required paperwork in up to date state, working on content of our company website in Latvian language (for local customers) with the goal of reaching out to more customers to make our company more successful.

The office and shop has the potential to become a distribution hub for potential EU customers, therefore, we will be making phone calls from there to reach out to EU customers after the successful completion of our Offering. We will also work there on some parts of our website which will be in both the Latvian and English languages, to reach more potential clients in Europe.

We might use the shop later on to make some of our own brand assembly of glass craft products, but it will require more funds in the future. We first need to make our company successful by simply doing what we do best: the distribution of ready-made products from our suppliers.

Employees and Employment Agreements

We have no employees as of the date of this report. Our sole officer and director, Andris Berzins, devotes as much time as the Board of Directors determines is necessary for him to manage the affairs of the Company. As our business and operations increase, we will hire full time management and administrative support personnel.

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We will also make these reports available on our website once our website is completed and launched.

Jobs Act

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an "emerging growth company" under the Jumpstart Our Business Startups ("JOBS") Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.	the date on which such issuer is deemed to be a 'large accelerated filer', as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.''

A "large accelerated filer" is an issuer that, at the end of its fiscal year, meets the following conditions:

1.

it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer's most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.

Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.

Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.

The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer's size.

Pursuant to Section 107 of the JOBS Act, an emerging growth company may choose to forgo such exemption and instead comply with the requirements that apply to an issuer that is not an emerging growth company. We have elected to maintain our status as an emerging growth company and take advantage of the JOBS Act provisions.

Smaller Reporting Company

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY - THE JOBS ACT

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company's executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of the reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an "emerging growth company."

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to our Business

Because our independent registered public accountants have issued a going concern opinion, there is substantial uncertainty that we will continue operations, in which case you could lose your investment.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We have a very limited operating history and we anticipate that we will incur net losses from our operations for the foreseeable future.

We were incorporated on July 8, 2014 and have limited operations. We have realized some revenues to date. Our proposed glass craft products distribution business is still under development and, combined with our limited operating history, this can make an evaluation of our future success or failure very difficult. Our financial statements as of July 31, 2015 show a net loss of $17,812, we anticipate that we will incur net losses from our operations for the foreseeable future. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our products. We may fail to generate revenues in the future. If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

a.	the actual expenditures required to be made are at or above the higher range of our estimated expenditures;

b.	we incur unexpected costs in completing the development of our business or encounter any unexpected difficulties;

c.	we incur delays and additional expenses related to the distribution or procurement of our products; or

d.	we are unable to create a substantial market for our products; or we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

If we are unable to attain the necessary revenue levels to continue implement our business plan we will not have the money to pay our ongoing expenses and we may go out of business.

Because we have generated some small revenue from our business, and we are approximately 12 months (from the date hereof) away from being in a position to generate larger revenues, we may need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses.

Our ability to successfully market our products and to eventually distribute and generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have a very limited operating history and small revenues, we may not be able to achieve this goal, and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our glass craft products and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of the original stockholders. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we are able to even obtain loans.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

The glass craft products distribution market is fragmented and competitive and we may not be able to compete successfully with our existing competitors or new entrants into the markets we serve.

The glass craft products distribution market is fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are quality of product, pricing, delivery capabilities and availability of product. We compete with many local, regional and national glass craft products distributors and dealers. In addition, some glass craft products suppliers might sell and distribute their products directly to our future customers, and the volume of such direct sales could increase in the future. Additionally, distributors of products similar to those distributed by us, such as distributors of glass craft products, may elect to sell and distribute to our future customers or enter into exclusive supplier arrangements with other distributors. Substantially all of our competitors have greater financial resources and may be able to withstand sales or price decreases more effectively than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

We depend on independent glass craft products suppliers for our business to operate.

We are and will continue to be for the foreseeable future, substantially dependent on independent glass craft products suppliers to deliver our glass craft products. We do not have our own manufacturing facilities to produce our products. We are and will continue to be for the foreseeable future, entirely dependent on third parties to supply the products we need to operate our distribution business. While we have entered into supply agreements with three suppliers, we can make no assurance that we will be able to maintain these third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, these glass craft products suppliers make their own business decisions. Such suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent, they will produce and distribute the products we need for resale. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. We will face risks associated with any supplier's failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product to our potential and future customers. Any of these factors could negatively affect our business and financial performance. If we are unable to obtain and maintain a source of supply for our products, our business will be materially and adversely affected.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

We are a new company, having been formed and commenced operations only in 2014. Our success depends on our ability to build and maintain the brand image for our glass craft products and effectively build the brand image for any new products. We cannot assure you that any expenditure on advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Actual or perceived product quality issues or allegations of product flaws, even if false or unfounded, could tarnish the image of our brand and may cause consumers to choose other products. Allegations of product defects, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed. Product recalls would negatively affect our profitability and brand image.

If we are unable to complete our plan to distribute our glass craft products, we will not be able to generate future revenues and you will lose your investment.

We have not completed our full business plan to distribute our products. The success of our proposed business will depend on the completion of our plan and the acceptance of our glass craft products by the general public. Achieving such acceptance will require significant marketing investment. Once we are capable of greater distribution of our glass craft products, it may not be accepted by consumers at sufficient levels to support our operations and build our business. If our products are not accepted at sufficient levels, our business will fail.

We currently do not have the ability to accept credit or debit card payments from our customers.

Currently our customers are able to submit payment via wire transfer or by sending a check/money order. Once our website is functioning we plan to offer the ability to pay with a credit or debit card or payment options such as Paypal, but in the meantime this may create a competitive disadvantage due to our payment processing system lacking credit card functionality, which is different from the vast majority of online commerce sites.

Changes in economic conditions that impact consumer spending could harm our business.

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly spending associated with non-essential products, such as glass craft products, which is not indispensable to maintaining a basic lifestyle. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of consumer spending or shifts in consumer spending to other products could have a material adverse effect on our growth, sales and profitability.

Because we will purchase and distribute our products to and from overseas locations, a disruption in the delivery of exported products may have a greater effect on us than on our competitors.

We will export our product from China. Because we export our product and deliver it directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in Europe and North America. Deliveries of our products may be disrupted through factors such as:

a.	raw material shortages, work stoppages, strikes and political unrest;

b.	fuel price increases;

c.	problems with ocean shipping, including work stoppages and shipping and container shortages;

d.	increased inspections of import shipments or other factors causing delays in shipments; and

e.	economic crises, international disputes and wars.

Some of our competitors warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

Price competition could negatively affect our gross margins.

Price competition could negatively affect our operating results. To respond to competitive pricing pressures, we may have to offer our products at lower prices in order to retain or gain market share and customers. If our competitors offer discounts on products in the future, we will need to lower prices to match the competition, which could adversely affect our gross margins and operating results.

We depend completely on our sole officer and director to manage the affairs of the Company, the loss of whom would materially and adversely affect our company.

We currently have only one employee who is also our sole officer and director. We depend entirely on Mr. Berzins for all of our operations. The loss of Mr. Berzins would have a substantial negative effect on our company and may cause our business to fail. Mr. Berzins has not been compensated for his services since our incorporation, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Berzins' services could prevent us from completing the development of our business. In the event of the loss of his services, no assurance can be given that we will be able to obtain the services of an adequate replacement.

We do not have any employment agreements or maintain key person life insurance policies on our sole officer and director. We do not anticipate entering into employment agreements with him or acquiring key man insurance in the foreseeable future.

We have limited business, sales and marketing experience in our industry.

Our sole officer and director has experience operating a private business of stained glass home products distribution in Latvia, but he has had no prior experience distributing or selling glass craft products. Mr. Berzins also has no experience with international distribution and since he is based in Latvia but we are seeking to distribute Chinese manufactured products to North America and the European Union, this lack of experience in international distribution may prove detrimental to our plans. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful. There can be no assurance that our glass craft products will gain wide acceptance in its target market or that we will be able to effectively market our product.

Our management has no experience in a public company setting. His decisions and choices may not take into account standard operating procedures required for a public company and could adversely impact our ability to comply with the reporting requirements of U.S. securities laws. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

Mr. Berzins has no experience as the principal executive officer or principal financial officer of a public company. Consequently our activities, earnings and ultimate success could suffer irreparable harm due to management's lack of experience. He has also never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. His lack of public company experience could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Our officer and director is engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

We initially expect Mr. Berzins to spend approximately 20-30 hours a week on the business of our company. As a result, demands for the time and attention from Mr. Berzins from our company and his other business interests may conflict from time to time. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. Because we rely primarily on Mr. Berzins to maintain our business contacts and to promote our products, his limited devotion of time and attention to our business may hurt the operation of our business.

Mr. Berzins beneficially owns 80% of the issued and outstanding shares of our stock. Accordingly, he will continue to have control over stockholder matters, our business and management.

As of the date of this report our sole officer and director, Mr. Berzins, beneficially owns 4,000,000 shares of our common stock in the aggregate, or 80% of our issued and outstanding shares of common stock. As a result he will have significant influence to:

a.	Elect or defeat the election of our directors;

b.	amend or prevent amendment of our articles of incorporation or bylaws;

c.	effect or prevent a merger, sale of assets or other corporate transaction; and

d.	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by Mr. Berzins, new investors may not be able to effect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by our Mr. Berzins, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder. In order to comply with such requirements, our independent registered public accountants have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our independent registered public accountants and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

Because our headquarters and assets are located outside the U.S., investors may experience difficulties in attempting to affect service of process and to enforce judgments based upon U.S. federal securities laws against the Company and its non-U.S. resident officer and director.

While we are organized under the laws of State of Nevada, our sole officer and director is a non-U.S. resident and our headquarters and assets are located outside the United States, in Latvia. Consequently, it may be difficult for investors to affect service of process on our sole officer and director and to enforce in the United States judgments obtained in United States courts against the Company and its sole officer and director based on the civil liability provisions of the United States securities laws. Since the majority our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us is likely not enforceable in Latvia.

As an "Emerging Growth Company" under the Jumpstart Our Business Startups Act (JOBS Act), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company for up to five full fiscal years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31, or if our annual revenues exceed $1 billion, we would cease to be an emerging growth company the following fiscal year, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately.

We will elect to take advantage of the extended transition period for complying with new or revised accounting standards under section 102(b)(1)

This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Associated with our Common Stock

Our shares of common stock are listed for trading on the OTC Bulletin Board, the trading price may fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock has been listed for trading on the Over-the-Counter Bulletin Board. The extremely small numbers of holders sharply limits liquidity of the shares, and there is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Our common stock is subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 shares of common stock. At present, there are 5,000,000 issued and outstanding shares of common stock. Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of the company.

Though not now, we may be or in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder's shares.

Nevada's control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

ITEM 2. PROPERTIES.

We currently own our physical property of our office and shop in Latvia. Our current business address is Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. Our telephone number is (775) 572-8824.

The Company has also rented executive offices at 8153 Finch Feather St., Las Vegas, NV 89143.

Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is listed on the Over-the Counter Bulletin Board. There has been no active trading of our common stock.

Holders of our Common Stock

As of July 31, 2015, there were 31 registered stockholders, holding 5,000,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of July 31, 2015, the Company had 5,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this prospectus, including in the documents incorporated by reference into this prospectus, includes some statements that are not purely historical and that are "forward-looking statements." Such forward-looking statements include, but are not limited to, statements regarding our Company and management's expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "might," "plans," "possible," "potential," "predicts," "projects," "seeks," "should," "will," "would" and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this prospectus are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties' control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Results of Operations

We have generated $149,176 in revenues since our inception on July 8, 2014. Our cost of goods sold was $111,688 resulting in a gross profit of $37,488. During the period from inception to July 31, 2015, our operating expenses were comprised of selling, general and administrative expenses of $56,778. The provision for income tax benefits was $1,478, resulting in a net loss of $17,812. Our selling, general and administrative expenses consisted of mainly professional fees and rental expenses.

During the year ended July 31, 2015, we generated $119,076 in revenues with cost of goods sold being $88,688, resulting in a gross profit of $30,388. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $54,769. The provision for income tax benefit was $(1,478), resulting in a net loss of $22,903. Our selling, general and administrative expenses consisted of mainly professional fees and rental expenses.

During the year ended July 31, 2014, we generated $30,100 in revenues with cost of goods sold being $23,000, resulting in a gross profit of $7,100. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $2,010, resulting in a net profit of $5,090.

Our total assets at July 31, 2015 were $27,146, which was $8,711 in cash, $1,000 in other assets and $15,957 in property and office equipment (net), and $1,478 in deferred tax asset. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of July 31, 2015 the Company had 5,000,000 shares of common stock issued and outstanding.

As of July 31, 2015, there is a total of $458 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

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

______________

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

Commence Marketing Campaign.

Time Frame: 6th to 12th months

Once our website is operational, we will begin to market our product. We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We also expect to get new clients from "word of mouth" advertising where our new clients will refer their friend and colleagues to us. We plan to attend trade shows in our industry to showcase our product with a view to find new customers. We also will use internet promotion tools on Facebook and Twitter to advertise our products and company. We intend to spend $15,000 on marketing efforts during the first year. Marketing is an ongoing matter that will continue during the life of our operations.

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

Based on our current operating plan, we believe that we will increase our revenue from selling our glass craft products by mid-2016. We may need to obtain additional financing to operate our business for the next twelve months. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

At July 31, 2015, we had $8,711 in cash and there were outstanding liabilities of $958. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $149,176 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Summary of significant accounting policies:

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("US GAAP").

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

d. Earnings per Share

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

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

h. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $149,176 in revenue since its inception.

i. Advertising

The Company will expense its advertising when incurred. There has been no advertising since inception.

j. Fixed Assets

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property – 40 years

Office Equipment – 7 years

k. New Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Monte C. Waldman, CPA

4701 N. Federal Hwy, Office #312

Pompano Beach, FL 33064

305-514-0326

Registered Public Company Accountant's Independent Opinion Report

To the Board of Directors and Stockholders

Summit Networks Inc.

Jaunciema gatve 40,

Ziemelu rajons, Riga,

LV-1023, Latvia

4264 Lady Burton Street

Las Vegas, NV 89129

I have audited the accompanying statements of financial position for Summit Networks Inc. as of July 31, 2015 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatements, irregularities, errors, and omissions. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures asserted in the financial statements. An audit also includes assessing the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Networks Inc. as of July 31, 2015 and the related statements of operations, stockholders' equity, and cash flows for the fiscal year then ended July 31, 2015; are in conformity with US Generally Accepted Accounting Principles (US GAAP) as well as newly adapted International Financial Reporting Standards (IFRS).

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has experienced limited operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also not described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. My opinion is not modified with respect to the matter.

/S/ Monte C. Waldman, CPA

October 2, 2015

SUMMIT NETWORKS INC.
(A Development Stage Company)
Balance Sheet (Audited)

	Year Ended	Year Ended
	July 31,	July 31,
	2015	2014

ASSETS
Current Assets
Cash	8,711	110
Total Current Assets	$8,711	$110

Other Assets	1,000	1,000
Property & Office Equipment, net	15,957	8,000
Deferred Tax Asset	1,478
TOTAL ASSETS	$27,146	$9,110

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	458	20
Accounts payable	-	-
Accrued expenses	500	-
Total Liabilities	$958	$20

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,000,000 and 4,000,000 shares issued and outstanding as of July 31, 2015 and July 31, 2014)	5,000	4,000
Additional Paid in Capital	39,000	-
Income (deficit) accumulated during development stage	(17,812)	5,090
Total Stockholders' Equity	26,188	9,090
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$27,146	$9,110

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Operations
(Audited)

	For the	For the	From July 8, 2014
	Year Ended	Year Ended	(Inception) to
	July 31,	July 31,	July 31,
	2015	2014	2015

Sales	$119,076	$30,100	$149,176
Cost of Goods	88,688	23,000	111,688
Gross Profit	30,388	7,100	37,488

Selling, General & Administrative Expenses	54,769	2,010	56,779

Income from operations	(24,381)	5,090	(19,291)

Other income (expenses)	-	-	-

Income before income taxes	(24,381)	5,090	(19,291)

Income tax benefit	(1,478)	-	(1,478)

Net Income (Loss)	(22,902)	5,090	(17,812)

Basic and diluted earnings per share	$(0.00)	$0.00

Weighted average number of common shares outstanding	5,000,000	4,336,996

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 8, 2014 (Inception) to July 31, 2015 (Audited)

				Income (loss)
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receeivable	Total

Balance, July 8, 2014	-	$-	$-	$-	$-	$-

Stock issued for cash on July 23, 2014
@ $0.001 per share	4,000,000	4,000	-		-	4,000

Net loss, July 31, 2014				5,090	-	5,090

Balance, July 31, 2014	4,000,000	$4,000	$-	$5,090	$-	$9,090

Stock issued for cash on January 29, 2015
@ $0.04 per share	1,000,000	1,000	39,000		-	40,000

Net profit (loss), July 31, 2015				(22,902)	-	(22,902)

Balance, July 31, 2015	5,000,000	$5,000	$39,000	$(17,812)	$-	$26,188

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Cash Flows
(Audited)

	For the	For the	From July 8, 2014
	Year Ended	Year Ended	(inception) to
	July 31,	July 31,	July 31,
	2015	2014	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,902)	$5,090	$(17,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	1,793	-	1,793
Provision (benefit) for deferred taxes	(1,478)	-	(1,478)
Changes in operating assets and liabilities:
Other assets	-	(1,000)	(1,000)
Accounts payable	-	-	-
Accrued expenses	500	-	500
Net cash provided by (used in) operating activities	(22,087)	4,090	(17,997)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of Property & Equipment	(9,750)	(8,000)	(17,750)
Net cash provided by (used in) investing activities	(9,750)	(8,000)	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	438	20	458
Issuance of common stock	40,000	4,000	44,000
Net cash provided by (used in) financing activities	40,438	4,020	44,458

Net increase (decrease) in cash	8,600	110	8,711
Cash at beginning of period	110	-	-
Cash at end of year	$8,711	$110	$8,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)

Notes to Financial Statements<>

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (the "Company") was incorporated under the laws of the State of Nevada on July 8, 2014. The Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and minimal sales. The Company has commenced limited operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("US GAAP").

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

c. Earnings per Share

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

d. Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SUMMIT NETWORKS INC.
(A Development Stage Company)

Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Use of Estimates and Assumptions

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

f. Income Taxes

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

g. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $149,176 in revenue since its inception.

h. Advertising

The Company expenses its advertising when incurred. There has been $5,813 in advertising expense since inception.

i. Fixed Assets

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property – 40 years

Office Equipment – 7 years

SUMMIT NETWORKS INC.
(A Development Stage Company)

Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. New Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to July 31, 2015 resulting in net loss of $17,812. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $8,711 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of July 31, 2015, an amount due to Mr. Andris Berzins, CEO of the Company, was $458 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

July 31, 2015
US Federal Statutory Tax Rate	15.0%
Nevada State & Local Tax Rate	0.0%
Net Operating Loss Carryforward	(0.0)%
Effective Tax Rate	15.0%

The Company has an income tax benefit of $1,478 for the year ended July 31, 2015.

SUMMIT NETWORKS INC.
(A Development Stage Company)

Notes to Financial Statements

NOTE 6. INCOME TAXES (Continued)

As of July 31, 2015, the Company has a deferred tax asset of $1,478 resulted from net operating loss incurred by the Company which is carryforward to offset against any future taxable income.

NOTE 7. STOCKHOLDERS' EQUITY

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2015:

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

As of July 31, 2015, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 and office equipment for $9,750. Depreciation expense was $1,793 for the year ended July 31, 2015.

NOTE 9: COMMITMENT & CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years that expires July 30, 2017 for $1,000 a month as the Company's office space. The rent expense for the year ended July 31, 2015 was $0 due to a free rent promotion offered by the property manager. Future lease commitments are as follows:

Y/E 2016	$12,000
Y/E 2017	11,000
Total	$23,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 25, 2015, the Board of Directors of the Registrant received the resignation of Jimmy P. Lee, CPA, the company's independent registered public account firm. The Board of Directors of the Registrant accepted the resignation of Jimmy P. Lee, CPA. The audit reports of Jimmy P. Lee, CPA on the Company's financial statements for the year ended July 31, 2014 and interim periods did not contain an adverse opinion.

There were no disagreements with Jimmy P. Lee, CPA whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Jimmy P. Lee, CPA's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant requested that Jimmy P. Lee, CPA furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter has been included as an exhibit to the 8-K filed by the company to report the change.

On September 25, 2015, the registrant engaged Monte C. Waldman, CPA as its independent accountant. During the most recent fiscal year (since inception) and the interim periods preceding the engagement, the registrant has not consulted Monte C. Waldman, CPA regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of July 31, 2015, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended July 31, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company's internal controls over financial reporting were not effective as of July 31, 2015.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name	Age	Position
Andris Berzins	37	President, Secretary, Treasurer and Director

Andris Berzins has served as our President, Treasurer and Director since our formation on July 8, 2014. Since 2010, Mr. Berzins has been studying business and management at Latvian University, as a business major using their executive education program. Since 2009, Mr. Berzins has also been self-employed operating a private business of stained glass home products distribution World Windows Company in Latvia. He sold the business in 2014 and used the proceeds to start Summit Networks Inc to distribute glass craft products.

Mr. Berzins's energy, previous business owner experience and enthusiasm for entrepreneurship led to our conclusion that Mr. Berzins should be serving as a member of our Board of Directors.

Term of Office

Directors serve for a term on our Board of Directors that expires at the next annual meeting of shareholders, or until a successor shall have been elected and qualified, or until his earlier resignation, death or removal from office in accordance with the provisions of the Nevada Revised Statues. Officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors, both of whom also serve as officers of the Company. Thus, there is an inherent conflict of interest.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 5000(a)(19) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ"), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that each of Mr. Berzins is not "independent" within the meaning of such rules.

Significant Employees

Our sole officer and director, Andris Berzins, currently devotes approximately 20-30 hours per week to Company matters.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort will be made to ensure that the views of stockholders are heard by the Board of Directors, and that appropriate responses are provided to stockholders in a timely manner. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Promoters

Andris Berzins, our sole officer and director, is also a promoter of the Company because he took the initiative in founding and organizing the business of the Company.

On July 23, 2014, Mr. Berzins purchased a total of 4,000,000 shares of common stock at a price of $0.001 per share, for aggregate proceeds of $4,000.

Mr. Berzins has loaned us funds from time to time inception. The balance at July 31, 2015 was $458. This loan is non-interest bearing, due upon demand and unsecured.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, Treasurer and Secretary (collectively, the "Named Executive Officer") from inception on July 8, 2014 until July 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Andris Berzins, President,	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements, Termination of Employment, Change-In-Control Arrangements

There is currently no employment or other contract or arrangement with our officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officer that would result from his resignation, retirement or other termination from us. There are no arrangements for our officer that would result in a change-in-control. Our officer has not received monetary compensation since our inception to the date of this Prospectus.

Stock Option Grants

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officer or director since our inception; accordingly, none were outstanding at July 31, 2015.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

Director Compensation

The following table sets forth director compensation as of July 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andris Berzins	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andris Berzins Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia	4,000,000 shares of common stock (direct)	80%

We have not compensated our director for his service on our Board of Directors since our inception. There are no arrangements pursuant to which our director will be compensated in the future for any services provided as a director.

Future Sales by Existing Stockholders

A total of 4,000,000 shares have been issued to the existing stockholder, all of which are held by an officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in our recent offering, may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 23, 2014, we offered and sold to Andris Berzins, our President, Secretary, Treasurer and Director, a total of 4,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

Mr. Berzins has from time to time loaned the Company funds. The balance due Mr. Berzins at July 31, 2015 was $458. This loan is non-interest bearing, due upon demand and unsecured.

We have not entered into any other transaction, nor are there any proposed transactions, in which our director and officer, or significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

Our officer and director may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended July 31, 2015, the total fees billed for audit-related services was $3,500 for tax services was $0 and for all other services was $0.

During the year ended July 31, 2014, the total fees billed for audit-related services was $0, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

_______________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC

Date: October 29, 2015	By:	/s/ Andris Berzins
Andris Berzins
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

