Form 10-Q
period 2015-10-31
Summit Networks Inc.
filed 2015-11-16
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of November 12, 2015

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.
(A Development Stage Company)
Balance Sheets

	At	At
	October 31,	July 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	2,501	8,711
Total Current Assets	$2,501	$8,711

Other Assets	1,000	1,000
Property & Office Equipment, net	15,558	15,957
Deferred Tax Asset	1,478	1,478
TOTAL ASSETS	$20,537	$27,146

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	458	458
Accounts payable	-	-
Accrued expenses	500	500
Total Liabilities	$958	$958

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of October 31, 2015 and July 31, 2015, respectively.	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income (deficit) accumulated during development stage	(24,421)	(17,812)
Total Stockholders' Equity	19,579	26,188
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$20,537	$27,146

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the	For the	From July 8, 2014 (Inception) to
	Three Months Ended	Three Months Ended
	October 31,	October 31,	October 31,
	2015	2014	2015

Sales	$20,974	$22,410	$170,150
Cost of Goods	8,363	6,900	120,051
Gross Profit	12,611	15,510	50,099

Selling, General & Administrative Expenses	19,220	7,615	75,998

Income from operations	(6,609)	7,895	(25,899)

Other income (expenses)	-	-	-

Income before income taxes	(6,609)	7,895	(25,899)

Income tax benefit	-	-	(1,478)

Net Income (Loss)	(6,609)	7,895	(24,421)

Basic and diluted earnings per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	5,000,000	4,336,996

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the	For the	From July 8, 2014(inception) to
	Three Months Ended	Three Months Ended
	October 31,	October 31,	October 31,
	2015	2014	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,609)	$7,895	$(24,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	399	-	2,192
Provision (benefit) for deferred taxes	-	2,293	(1,478)
Changes in operating assets and liabilities:
Other assets	-	-	(1,000)
Accounts payable	-	-	-
Accrued expenses	-	3,500	500
Net cash provided by (used in) operating activities	(6,210)	13,689	(24,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of Property & Equipment	-	-	(17,750)
Net cash provided by (used in) investing activities	-	-	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	182	458
Issuance of common stock	-	-	44,000
Net cash provided by (used in) financing activities	-	182	44,458

Net increase (decrease) in cash	(6,210)	13,870	2,501
Cash at beginning of period	8,711	110	-
Cash at end of year	$2,501	$13,981	$2,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

g. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has generated $170,150 in revenue since its inception.

h. Advertising

The Company expenses its advertising when incurred. There has been $12,498 in advertising expense since inception.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to October 31, 2015 resulting in net loss of $24,421. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $2,501 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of October 31, 2015, an amount due to Mr. Andris Berzins, CEO of the Company, was $458 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

October 31, 2015
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

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2015:

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

As of October 31, 2015, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 and office equipment for $9,750. Depreciation expense was $399 for the three months ended October 31, 2015.

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

Results of Operations

We have generated $170,150 in revenues since our inception on July 8, 2014. Our cost of goods sold was $120,051 resulting in a gross profit of $50,099. During the period from inception to October 31, 2015, our operating expenses were comprised of selling, general and administrative expenses of $75,998. The provision for income tax benefits was $1,478, resulting in a net loss of $24,421. Our selling, general and administrative expenses consist of mainly professional fees and rental expenses.

During the three months ended October 31, 2015, we generated $20,974 in revenues with cost of goods sold being $8,363, resulting in a gross profit of $12,611. Our operating expenses for the same three month period were comprised of selling, general and administrative expenses of $19,220, resulting in a net loss of $6,609. Our selling, general and administrative expenses for the period consisted of mainly professional fees and promotional.

Our total assets at October 31, 2015 were $20,537, which was $2,501 in cash, $1,000 in other assets. $15,558 in property and office equipment, and $1,478 in deferred tax asset. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of October 31, 2015 the Company had 5,000,000 shares of common stock issued and outstanding.

As of October 31, 2015, there is a total of $458 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payableis interest free and payable on demand.

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

_______________

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

Liquidity and Capital Resources

At October 31, 2015, we had $2,501 in cashand there were outstanding liabilities of $958. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Summit Networks Inc. Registrant

Date: November 16, 2015	By	/s/ Andris Berzins
Name: Andris Berzins
Title: (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

