Form 10-Q
period 2016-01-31
Summit Networks Inc.
filed 2016-02-17
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of February 17, 2016

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

(A Development Stage Company)

Balance Sheets

	Six Months Ended January 31, 2016	Year Ended July 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	421	8,711
Total Current Assets	$421	$8,711

Other Assets	1,000	1,000
Property & Office Equipment, net	15,159	15,957
Deferred Tax Asset	1,478	1,478
TOTAL ASSETS	$18,059	$27,146

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Due to related party	458	458
Accounts payable	-	-
Accrued expenses	500	500
Total Liabilities	$958	$958

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,000,000 and 4,000,000 shares issued and outstanding
as of January 31, 2016 and July 31, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income (deficit) accumulated during development stage	(26,899)	(17,812)
Total Stockholders' Equity	17,101	26,188
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$18,059	$27,146

See Notes to Financial Statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	From July 8, 2014 (Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015	2016

Sales	$8,403	$31,151	$29,377	$53,561	$178,553
Cost of Goods	7,775	23,250	16,137	30,150	127,826
Gross Profit	629	7,901	13,240	23,411	50,728

Selling, General & Administrative Expenses	3,107	9,037	22,327	16,652	79,105

Income from operations	(2,478)	(1,136)	(9,087)	6,759	(28,377)

Other income (expenses)	-	-	-	-	-

Income before income taxes	(2,478)	(1,136)	(9,087)	6,759	(28,377)

Income tax benefit	-	-	-	-	(1,478)

Net Income (Loss)	(2,478)	(1,136)	(9,087)	6,759	(26,899)

Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See Notes to Financial Statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

Statement of Cash Flows

 (Unaudited)

	For the Six Months Ended	For the Six Months Ended	From July 8, 2014 (inception) to
	January 31,	January 31,	January 31,
	2016	2015	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,087)	$6,759	$(26,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	797	996	2,591
Provision (benefit) for deferred taxes	-	2,091	(1,478)
Subscription Receivable	-	(24,627)
Changes in operating assets and liabilities:
Other assets	-	-	(1,000)
Accounts payable	-	-	-
Accrued expenses	-	6,500	500
Net cash provided by (used in) operating activities	(8,289)	(8,281)	(26,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of Property & Equipment	-	(9,750)	(17,750)
Net cash provided by (used in) investing activities	-	(9,750)	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	338	458
Issuance of common stock	-	40,000	44,000
Net cash provided by (used in) financing activities	-	40,338	44,458

Net increase (decrease) in cash	(8,289)	22,306	421
Cash at beginning of period	8,711	110	-
Cash at end of year	$421	$22,417	$421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Notes to Financial Statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2016

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

January 31, 2016

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

g.Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has generated $178,553 in revenue since its inception.

h. Advertising

The Company expenses its advertising when incurred. There has been $12,498 in advertising expense since inception.

i. Fixed Assets

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property	40 years

Office Equipment	7 years

SUMMIT NETWORKS INC.

 (A Development Stage Company)

Notes to Financial Statements

January 31, 2016

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. New Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company's financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to January 31, 2016 resulting in net loss of $26,899. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $421 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of January 31, 2016, an amount due to Mr. Andris Berzins, CEO of the Company, was $458 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

January 31, 2016
US Federal Statutory Tax Rate	15.0%
Nevada State & Local Tax Rate	0.0%
Net Operating Loss Carryforward	(0.0)%
Effective Tax Rate	15.0%

SUMMIT NETWORKS INC.

 (A Development Stage Company)

Notes to Financial Statements

January 31, 2016

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

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2016:

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

As of January 31, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 and office equipment for $9,750. Depreciation expense was $797 for the six months ended January 31, 2016.

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

Results of Operations

We have generated $178,553 in revenues since our inception on July 8, 2014. Our cost of goods sold was $127,826 resulting in a gross profit of $50,728. During the period from inception to January 31, 2016, our operating expenses were comprised of selling, general and administrative expenses of $79,105. The provision for income tax benefits was $(1,478), resulting in a net loss of $26,899. Our selling, general and administrative expenses consist of mainly professional fees.

During the three months ended January 31, 2016 and 2015, we generated $8,403 and $31,151, respectively, in revenues with cost of goods sold being $8,363 and $23,250, resulting in gross profits of $629 and $7,901. Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $3,107 and $9,037, respectively, resulting in net losses of $2,478 and $1,136. Our selling, general and administrative expenses for the period consisted of mainly professional fees.

During the six months ended January 31, 2016 and 2015, we generated $29,377 and $53,561, respectively, in revenues with cost of goods sold being $16,137 and $30,150, resulting in gross profits of $13,240 and $23,411. Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $22,327 and $16,652, respectively, resulting in net profit (losses) of $(9,087) and $6,759. Our selling, general and administrative expenses for the period consisted of mainly professional fees and promotional.

Our total assets at January 31, 2016 were $18,059, which was $421 in cash, $1,000 in other assets. $15,159 in property and office equipment, and $1,478 in deferred tax asset. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of January 31, 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

As of January 31, 2016, there is a total of $458 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Plan of Operation for the next 12 months

We closed our recent Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares will be used to fund the initial stages of our business development. Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10-Q, we have not entered into any definitive agreement to change our direction. The business plan of our company below assumes that we will continue with our business as originally planned. However, as mentioned above, we are in discussions that could lead to another direction for the Company.

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

___________

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

Liquidity and Capital Resources

At January 31, 2016 we had $421 in cash and there were outstanding liabilities of $958. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Summit Networks Inc.
Registrant

Date: February 17, 2016	By:	/s/ Andris Berzins
Andris Berzins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

