Form 10-Q
period 2016-04-30
Summit Networks Inc.
filed 2016-06-02
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of May 27, 2016

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

(A Development Stage Company)

Balance Sheets

	Nine Months Ended	Year Ended
	April 30,	July 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	396	8,711
Total Current Assets	$396	$8,711

Other Assets	1,000	1,000
Property & Office Equipment, net	14,761	15,957
Deferred Tax Asset	1,478	1,478
TOTAL ASSETS	$17,635	$27,146

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	458	458
Accounts payable	-	-
Accrued expenses	500	500
Total Liabilities	$958	$958

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of April 30, 2016 and July 31, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income (deficit) accumulated during development stage	(27,323)	(17,812)
Total Stockholders' Equity	16,677	26,188
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$17,635	$27,146

See Notes to Financial Statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

Statement of Operations

(Unaudited)

	For the	For the	For the	For the	From July 8,
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	2014 (Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2016	2015	2016	2015	2016

Sales	$6,869	$35,500	$36,247	$89,060	$185,423
Cost of Goods	5,693	13,312	21,831	43,462	133,519
Gross Profit	1,176	22,188	14,416	45,599	51,904

Selling, General & Administrative Expenses	1,600	40,893	23,927	55,454	80,705

Income from operations	(424)	(18,705)	(9,511)	(9,855)	(28,801)

Other income (expenses)	-	-	-	-	-

Income before income taxes	(424)	(18,705)	(9,511)	(9,855)	(28,801)

Income tax benefit	-	(3,569)	-	(1,478)	(1,478)

Net Income (Loss)	(424)	(15,136)	(9,511)	(8,377)	(27,323)

Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See Notes to Financial Statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	For the	For the	From July 8,
	Nine Months Ended	Nine Months Ended	2014 (inception) to
	April 30,	April 30,	April 30,
	2016	2015	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,511)	$(8,377)	$(27,323)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	1,196	1,395	2,989
Provision (benefit) for deferred taxes	-	(1,478)	(1,478)
Subscription Receivable	-	-
Changes in operating assets and liabilities:
Other assets	-	-	(1,000)
Accounts payable	-	-	-
Accrued expenses	-	8,375	500
Net cash provided by (used in) operating activities	(8,315)	(85)	(26,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of Property & Equipment	-	(9,750)	(17,750)
Net cash provided by (used in) investing activities	-	(9,750)	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	338	458
Issuance of common stock	-	40,000	44,000
Net cash provided by (used in) financing activities	-	40,338	44,458

Net increase (decrease) in cash	(8,315)	30,502	396
Cash at beginning of period	8,711	110	-
Cash at end of year	$396	$30,613	$396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See Notes to Financial Statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2016

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

April 30, 2016

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

g. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $185,423 in revenue since its inception.

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

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2016

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to April 30, 2016 resulting in net loss of $27,323. This condition raises substantial doubt about the Company's ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company's current cash of $396 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of April 30, 2016, an amount due to Mr. Andris Berzins, CEO of the Company, was $458 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

April 30, 2016
US Federal Statutory Tax Rate	15.0%
Nevada State & Local Tax Rate	0.0%
Net Operating Loss Carryforward	(0.0)%
Effective Tax Rate	15.0%

As of April 30, 2016, the Company has a deferred tax asset of $1,478 resulted from net operating loss incurred by the Company which is carryforward to offset against any future taxable income.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2016

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

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2016:

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

As of April 30, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8. PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 and office equipment for $9,750. Depreciation expense was $1,196 for the nine months ended April 30, 2016.

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

Results of Operations

We have generated $185,423 in revenues since our inception on July 8, 2014. Our cost of goods sold was $133,519 resulting in a gross profit of $51,904. During the period from inception to April 30, 2016, our operating expenses were comprised of selling, general and administrative expenses of $80,705. The provision for income tax benefits was $(1,478), resulting in a net loss of $27,323. Our selling, general and administrative expenses consist of mainly professional fees.

During the three months ended April 30, 2016 and 2015, we generated $6,869 and $35,500, respectively, in revenues with cost of goods sold being $5,693 and $13,312, resulting in gross profits of $1,176 and $22,188. Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $1,600 and $40,893, respectively, resulting in net losses of $424 and $15,136. Our selling, general and administrative expenses for the period consisted of mainly professional fees.

During the nine months ended April 30, 2016 and 2015, we generated $36,247 and $89,060, respectively, in revenues with cost of goods sold being $21,831 and $43,462, resulting in gross profits of $14,416 and $45,599. Our operating expenses for the same nine month periods were comprised of selling, general and administrative expenses of $23,927 and $55,454, respectively, resulting in net losses of $9,511 and $8,377. Our selling, general and administrative expenses for the period consisted of mainly professional fees and promotional.

Our total assets at April 30, 2016 were $17,635, which was $396 in cash, $1,000 in other assets. $14,761 in property and office equipment, and $1,478 in deferred tax asset. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of April 30, 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

As of April 30, 2016, there is a total of $458 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payableis interest free and payable on demand.

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

Liquidity and Capital Resources

At April 30, 2016 we had $396 in cashand there were outstanding liabilities of $958. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Summit Networks Inc. Registrant

Date: June 2, 2016	By:	/s/ Andris Berzins
Andris Berzins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

