Form 10-K
period 2016-07-31
Summit Networks Inc.
filed 2016-09-19
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-199108

SUMMIT NETWORKS INC.

(Exact name of registrant as specified in its charter)

Nevada	35-2511257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Jaunciema gatve 40,

Ziemeļu rajons, Rīga,

LV-1023, Latvia

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (775) 572-8824

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 15, 2016, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 15, 2016.

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

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Summit" and “Summit Networks” mean Summit Networks Inc, unless the context clearly requires otherwise.

ITEM 1. BUSINESS

Corporate Background and General Business Overview

Our Company was incorporated in the State of Nevada on July 8, 2014 to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China. We are a development stage company and also considered an “Emerging Growth Company”. Our fiscal year end is July 31st. Our executive offices are located at 8153 Finch Feather St., Las Vegas, NV 89143. Our phone number is (775) 572-8824. On July 28, 2014 we purchased an office and small shop for US$8,000, located at: Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. The primary activities at the Las Vegas location will be carried out by our sole employee and CEO, Andris Berzins. He will be working from this location as his schedule permits, to process sales, oversee company operations in US, make sure our business plan in implemented as it should – including verifying that orders are fulfilled properly, regular office work (processing incoming mail, making phone calls to customers and suppliers, etc.) and working on our website content. Mr. Berzins will also travel to Latvia, to work in the office in the shop there; to create a plan to reach out to potential customers in European Union (EU), to locate less expensive potential suppliers of our offered products, to process incoming mail in Latvia from local authorities, to keep all required paperwork in up to date state, working on content of our company website in Latvian language (for local customers) with the goal of reaching out to more customers to make our company more successful.

We are in the early stages of developing our plan to distribute glass craft products, in forms including but not limited to glass crafts, novelties, knobs, trophies, vases, glasses, boxes, bowls, trays, plates. We currently have some operating history which includes revenues and cost of sales. Our plan of operations over the 12 month period is to continue to develop and grow our glass craft products distribution business and hire three more salespeople (See “Business of the Company” and “Plan of Operations”).

From inception until the date of this filing we have had limited operating activities. We have generated some revenues and our principal business activities to date have consisted of creating a business plan and entering into a Supply Agreement, dated July 10, 2014, with three Chinese companies, Xiamen Ebei Import & Export Co., Ltd. (“Xiamen Ebei”), Yangzhou Kanglong Glass Arts Co., Ltd. (“Yangzhou Kanglong”), and Yancheng Sunrise Import & Export Co.,Ltd. (“Yancheng Sunrise”). Xiamen Ebei, Yangzhou Kanglong and Yancheng Sunrise are large and well-established suppliers and distributors of glass craft products in China. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase a variety of glass craft products (including crafts, novelties, knobs, trophies, vases, glasses, boxes, bowls, trays and plates) produced by each of the companies. The agreements also outline the following basic terms (see Agreements as filed in the Company’s Registration Statement on Form S-1 for the full terms):

1.	The term of each agreement began on August 1, 2014 and expires August 1, 2018.

2.	Summit will give the Supplier (Seller) 60 days’ notice regarding the quantity requested for delivery. Supplier will arrange delivery through a carrier chosen by the Supplier, the cost of which shall be F.O.B.

3.	The agreement between Summit and the Supplier is non-exclusive.

4.	The prices to be paid by Summit under the Supply Agreements are fixed by agreement between Summit and the Supplier. Prices are exclusive of all taxes, insurance and shipping and handling charges which are Summit’s responsibility.

5.	Summit (and its customers) has the right to inspect the goods upon receipt and notify the Supplier of any claim for damages. If any defect or damages is identified the Supplier will replace or repair the goods or refunds the purchase price at the Suppliers option.

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

As of July 31, 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

Our financial statements from inception on July 8, 2014 through our third fiscal year ended July 31, 2016 reported $195,718 in revenues and a net loss of $27,259. Our financial statements from inception on July 8, 2014 through our second fiscal year ended July 31, 2015 reported $149,176 in revenues and a net loss of $17,812.

Our independent registered public accountant has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”). We intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As well, our election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until they apply to private companies. Therefore, as a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

The mass production of glass was developed in 1887 by the firm Ashley in Castleford, Yorkshire. This semi-automatic process used machines that were capable of producing 200 standardized bottles per hour, many times quicker than the traditional methods of manufacture

Our Products

Glass craft’s unique designs in glass artwork and the superior products created from this magnificent glass have made it popular around the world. As well as traditional glass products, new, modern designs are developed by the factories and workshops to ensure glass craft products maintain their appeal. Handmade glass appears in many forms, including vases, wine and champagne glasses, plates, trays, baskets, fruit bowls and decanters. These beautiful items are perfect for wedding gifts, anniversary gifts or corporate gift or house décor item.

Glass craft products are known for their clarity, sparkle and transparency as well as for thin, shining, liquid-like quality and expert craftsmanship. Our mission is to bring our customers high quality glass craft products at a competitive price. Our suppliers, who represent the most advanced glass craft product manufacturers, agreed to supply us with many kinds of glass craft products. We transmit any orders received to our supplier for shipment. Our customers are responsible to cover the shipping costs. Shipping costs are added automatically to a customer’s final bill.

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

Website Marketing Strategy

We plan to further develop our website to market and display our products. As of the date of this annual report we have not yet identified or registered any domain names for our website. To accomplish this, we plan to contract an independent web designing company. Our website will describe our products in detail, show our contact information, and include some general information and pictures of our glass craft products. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words and metatags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

To enhance our sales and to advertise our product we plan to keep improving and developing our website to make it as “user friendly” as possible. Our website will offer a large array of glass craft products and by becoming a “one-stop shopping” destination we believe this will significantly enhance the efficiency of the purchasing process, reducing the time and cost of finding reasonably priced glass craft products. Our online store will provide customers with an easy-to-use shopping alternative. The website will be available 24 hours a day, seven days a week allowing customers to shop for our products directly from their homes or offices. We plan to provide a customer service department via email where consumers can resolve order and product questions.

Agreements with our suppliers

On July 10, 2014, we entered into a Supply Agreement with three Chinese companies, Xiamen Ebei Import & Export Co., Ltd. (“Xiamen Ebei”), Yangzhou Kanglong Glass Arts Co., Ltd. (“Yangzhou Kanglong”), and Yancheng Sunrise Import & Export Co.,Ltd. (“Yancheng Sunrise”). Xiamen Ebei, Yangzhou Kanglong and Yancheng Sunrise are large and well-established suppliers and distributors of glass craft products in China. The terms and conditions of the Supply Agreement provide that, among other things, we have the right to purchase a variety of glass craft products (including crafts, novelties, knobs, trophies, vases, glasses, boxes, bowls, trays and plates) produced by each of the companies. The agreements also outline the following basic terms (see Agreements for the full terms):

1.	The term of each agreement began on August 1, 2014 and expires August 1, 2018.

2.	Summit will give the Supplier (Seller) 60 days’ notice regarding the quantity requested for delivery. Supplier will arrange delivery through a carrier chosen by the Supplier, the cost of which shall be F.O.B.

3.	The agreement between Summit and the Supplier is non-exclusive.

4.	The prices to be paid by Summit under the Supply Agreements are fixed by agreement between Summit and the Supplier. Prices are exclusive of all taxes, insurance and shipping and handling charges which are Summit’s responsibility.

5.	Summit (and its customers) has the right to inspect the goods upon receipt and notify the Supplier of any claim for damages. If any defect or damages is identified the Supplier will replace or repair the goods or refunds the purchase price at the Suppliers option.

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

The office and shop has the potential to become a distribution hub for potential EU customers, therefore, we will be making phone calls from there to reach out to EU customers when we have them. We will also work there on some parts of our website which will be in both the Latvian and English languages, to reach more potential clients in Europe.

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

Reports to Stockholders

We are required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 A.M. to 3 P.M. or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We will also make these reports available on our website once our website is completed and launched.

Jobs Act

Because we generated less than $1 billion in total annual gross revenues during our most recently completed fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act.

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.’’

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.	it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer's most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.	Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

4.	Section 953(b)(1) of the Dodd-Frank Act (which has not yet been implemented), which requires companies to disclose the ratio between the annual total compensation of the CEO and the median of the annual total compensation of all employees of the companies; and

5.	The requirement to provide certain other executive compensation disclosure under Item 402 of Regulation S-K. Instead, an emerging growth company must only comply with the more limited provisions of Item 402 applicable to smaller reporting companies, regardless of the issuer’s size.

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

Smaller Reporting Company

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY - THE JOBS ACT

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

·	A requirement to have only two years of audited financial statements and only two years of related MD&A;

·	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

·	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

·	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of the reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an "emerging growth company."

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

We were incorporated on July 8, 2014 and have limited operations. We have realized some revenues to date. Our proposed glass craft products distribution business is still under development and, combined with our limited operating history, this can make an evaluation of our future success or failure very difficult. Our financial statements as of July 31, 2016 show a net loss of $27,259, we anticipate that we will incur net losses from our operations for the foreseeable future. This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our products. We may fail to generate revenues in the future. If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

We are and will continue to be for the foreseeable future, substantially dependent on independent glass craft products suppliers to deliver our glass craft products. We do not have our own manufacturing facilities to produce our products. We are and will continue to be for the foreseeable future, entirely dependent on third parties to supply the products we need to operate our distribution business. While we have entered into supply agreements with three suppliers, we can make no assurance that we will be able to maintain these third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms. As independent companies, these glass craft products suppliers make their own business decisions. Such suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. They may have the right to determine whether, and to what extent, they will produce and distribute the products we need for resale. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer. We will face risks associated with any supplier’s failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product to our potential and future customers. Any of these factors could negatively affect our business and financial performance. If we are unable to obtain and maintain a source of supply for our products, our business will be materially and adversely affected.

If we are unable to build and maintain our brand image and corporate reputation, our business may suffer.

We are a new company, having been formed and commenced operations only in 2014. Our success depends on our ability to build and maintain the brand image for our glass craft products and effectively build the brand image for any new products. We cannot assure you that any expenditure on advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Actual or perceived product quality issues or allegations of product flaws, even if false or unfounded, could tarnish the image of our brand and may cause consumers to choose other products. Allegations of product defects, even if untrue, may require us from time to time to recall a product from all of the markets in which the affected product was distributed. Product recalls would negatively affect our profitability and brand image.

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

e.	economic crises, international disputes and war

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

We currently have only one employee who is also our sole officer and director. We depend entirely on Mr. Berzins for all of our operations. The loss of Mr. Berzins would have a substantial negative effect on our company and may cause our business to fail. Mr. Berzins has not been compensated for his services since our incorporation, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Berzins’ services could prevent us from completing the development of our business. In the event of the loss of his services, no assurance can be given that we will be able to obtain the services of an adequate replacement.

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

In addition, sales of significant amounts of shares held by our Mr. Berzins, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

As an “Emerging Growth Company” under the Jumpstart Our Business Startups Act (JOBS Act), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Our common stock has been listed for trading on the Over-the-Counter Bulletin Board. The extremely small numbers of holders sharply limits liquidity of the shares, and there is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. Our common stock is subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

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

Though not now, we may be or in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

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

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our board of directors.

ITEM 2. PROPERTIES.

We currently own our physical property of our office and shop in Latvia. Our current business address is Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023,Latvia. Our telephone number is (775) 572-8824.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is listed on the Over-the Counter Bulletin Board. There has been no active trading of our common stock.

Holders of our Common Stock

As of July 31, 2016, there were 31 registered stockholders, holding 5,000,000 shares of our issued and outstanding common stock.

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

As of July 31, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this annual report, including in the documents incorporated by reference into this annual report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Results of Operations

We have generated $195,718 in revenues since our inception on July 8, 2014. Our cost of goods sold was $141,992 resulting in a gross profit of $53,725. During the period from inception to July 31, 2016, our operating expenses were comprised of selling, general and administrative expenses of $82,462. The provision for income tax benefits was $1,478, resulting in a net loss of $27,259. Our selling, general and administrative expenses consisted of mainly professional fees and rental expenses.

During the year ended July 31, 2016, we generated $46,541 in revenues with cost of goods sold being $30,304, resulting in a gross profit of $16,237. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $25,684, resulting in a net loss of $9,447.

Our total assets at July 31, 2015 were $27,146, which was $8,711 in cash, $1,000 in other assets and $15,957 in property and office equipment (net), and $1,478 in deferred tax asset. During the year ended July 31, 2015, we generated $119,076 in revenues with cost of goods sold being $88,688, resulting in a gross profit of $30,388. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $54,769. The provision for income tax benefit was $(1,478), resulting in a net loss of $22,902. Our selling, general and administrative expenses consisted of mainly professional fees and rental expenses.

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

As of July 31, 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

As of July 31, 2016, there is a total of $458 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

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

__________

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

Liquidity and Capital Resources

At July 31, 2016, we had $859 in cash and there were outstanding liabilities of $958. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $195,718 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

h. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $195,718 in revenue since its inception.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Monte C. Waldman, CPA

4701 N Federal Hwy, Office #312

Pompano Beach, FL 33064

Ph. (954)234-0353

montewaldcpa@gmail.com

Registered Public Company Accountant’s Independent Opinion Report

To the Board of Directors and Stockholders

Summit Networks Inc.

Jaunciema gatve 40,

Ziemelu rajons, Riga,

LV-1023, Latvi

4264 Lady Burton Street

Las Vegas, NV 89129

I have audited the accompanying statements of financial position for Summit Networks Inc. as of July 31, 2016 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Networks Inc. as of July 31, 2016 and the related statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended July 31, 2016; are in conformity with US Generally Accepted Accounting Principles (US GAAP) as well as newly adapted International Financial Reporting Standards (IFRS).

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has experienced limited operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also not described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. My opinion is not modified with respect to the matter.

Monte C. Waldman, CPA

September 12, 2016

SUMMIT NETWORKS INC.
(A Development Stage Company)
Balance Sheet (Audited)

	Year Ended	Year Ended
	July 31,	July 31,
	2016	2015
ASSETS
Current Assets
Cash	859	8,711
Total Current Assets	$859	$8,711

Other Assets	1,000	1,000
Property & Office Equipment, net	14,362	15,957
Deferred Tax Asset	1,478	1,478
TOTAL ASSETS	$17,699	$27,146

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Due to related party	458	458
Accounts payable	-	-
Accrued expenses	500	500
Total Liabilities	$958	$958

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,000,000 and 4,000,000 shares issued and outstanding
as of July 31, 2016 and July 31, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income (deficit) accumulated during development stage	(27,259)	(17,812)
Total Stockholders' Equity	16,741	26,188
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$17,699	$27,146

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Operations
(Audited)

	For the	For the	From July 8, 2014
	Year Ended	Year Ended	(Inception) to
	July 31,	July 31,	July 31,
	2016	2015	2016

Sales	$46,541	$119,076	$195,718
Cost of Goods	30,304	88,688	141,992
Gross Profit	16,237	30,388	53,725

Selling, General & Administrative Expenses	25,684	54,769	82,462

Income from operations	(9,447)	(24,381)	(28,737)

Other income (expenses)	-	-	-

Income before income taxes	(9,447)	(24,381)	(28,737)

Income tax benefit	-	(1,478)	(1,478)

Net Income (Loss)	(9,447)	(22,902)	(27,259)

Basic and diluted earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 8, 2014 (Inception) to July 31, 2016 (Audited)

				Income (loss)
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total

Balance, July 8, 2014	-	$-	$-	$-	$-	$-

Stock issued for cash on July 23, 2014 @ $0.001 per share	4,000,000	4,000	-		-	4,000

Net loss, July 31, 2014				5,090	-	5,090

Balance, July 31, 2014	4,000,000	$4,000	$-	$5,090	$-	$9,090

Stock issued for cash on January 29, 2015 @ $0.04 per share	1,000,000	1,000	39,000		-	40,000

Net profit (loss), July 31, 2015				(22,902)	-	(22,902)

Balance, July 31, 2015	5,000,000	$5,000	$39,000	$(17,812)	$-	$26,188

Net profit (loss), July 31, 2016				(9,447)	-	(9,447)

Balance, July 31, 2016	5,000,000	$5,000	$39,000	$(27,259)	$-	$16,741

See Notes to Financial Statements

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Cash Flows
(Audited)

	For the	For the	From July 8, 2014
	Year Ended	Year Ended	(inception) to
	July 31,	July 31,	July 31,
	2016	2015	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,447)	$(22,902)	$(27,259)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation Expense	1,595	1,793	3,388
Provision (benefit) for deferred taxes	(1,478)	(1,478)	(1,478)
Changes in operating assets and liabilities:
Other assets	-	-	(1,000)
Accounts payable	1,478	-	-
Accrued expenses	-	500	500
Net cash provided by (used in) operating activities	(7,852)	(22,088)	(25,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property & Equipment	-	(9,750)	(17,750)
Net cash provided by (used in) investing activities	-	(9,750)	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	437	458
Issuance of common stock	-	40,000	44,000
Net cash provided by (used in) financing activities	-	40,437	44,458

Net increase (decrease) in cash	(7,852)	8,599	859
Cash at beginning of period	8,711	110	-
Cash at end of year	$859	$8,711	$859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

g. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $195,718 in revenue since its inception.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to July 31, 2016 resulting in net loss of $27,259. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $859 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of July 31, 2016, an amount due to Mr. Andris Berzins, CEO of the Company, was $458 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

July 31, 2016
US Federal Statutory Tax Rate	15.0%
Nevada State & Local Tax Rate	0.0%
Net Operating Loss Carryforward	(0.0)%
Effective Tax Rate	15.0%

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 6. INCOME TAXES (Continued)

The Company has an income tax benefit of $1,478 for the year ended July 31, 2015. As of July 31, 2016, the Company has a deferred tax asset of $1,478 resulted from net operating loss incurred by the Company which is carryforward to offset against any future taxable income.

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

As of July 31, 2016 The stockholders’ equity section of the Company contains Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of July 31, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 and office equipment for $9,750. Depreciation expense was $1,595 for the year ended July 31, 2016.

NOTE 9: COMMITMENT & CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years that expires July 30, 2017 for $1,000 a month as the Company’s office space. The rent expense for the year ended July 31, 2016 was $0 due to a free rent promotion offered by the property manager. Future lease commitments are as follows:

Y/E 2016	$12,000
Y/E 2017	11,000
Total	$23,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 25, 2015, the Board of Directors of the Registrant received the resignation of Jimmy P. Lee, CPA, the company’s independent registered public account firm. The Board of Directors of the Registrant accepted the resignation of Jimmy P. Lee, CPA. The audit reports of Jimmy P. Lee, CPA on the Company's financial statements for the year ended July 31, 2014 and interim periods did not contain an adverse opinion.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of July 31, 2016, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended July 31, 2016 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of July 31, 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officer and director is as follows:

Name	Age	Position

Andris Berzins	38	President, Secretary, Treasurer and Director

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

Mr. Berzins’s energy, previous business owner experience and enthusiasm for entrepreneurship led to our conclusion that Mr. Berzins should be serving as a member of our Board of Directors.

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

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors, both of whom also serve as officers of the Company. Thus, there is an inherent conflict of interest.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5000(a)(19) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that each of Mr. Berzins is not “independent” within the meaning of such rules.

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

Mr. Berzins has loaned us funds from time to time inception. The balance at July 31, 2016 was $458. This loan is non-interest bearing, due upon demand and unsecured.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, Treasurer and Secretary (collectively, the “Named Executive Officer”) from inception on July 8, 2014 until July 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Andris Berzins,
President,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements, Termination of Employment, Change-In-Control Arrangements

There is currently no employment or other contract or arrangement with our officer. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officer that would result from his resignation, retirement or other termination from us. There are no arrangements for our officer that would result in a change-in-control. Our officer has not received monetary compensation since our inception to the date of this annual report.

Stock Option Grants

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as an incentive for performance. No individual grants of stock options or other equity incentive awards have been made to our officer or director since our inception; accordingly, none were outstanding at July 31, 2016.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

Director Compensation

The following table sets forth director compensation as of July 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andris Berzins	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andris Berzins Jaunciema gatve 40, Ziemelu rajons, Rīga, LV-1023, Latvia	4,000,000 shares of common stock (direct)	80%

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

Mr. Berzins has from time to time loaned the Company funds. The balance due Mr. Berzins at July 31, 2016 was $458. This loan is non-interest bearing, due upon demand and unsecured.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended July 31, 2016, the total fees billed for audit-related services was $3,500 for tax services was $0 and for all other services was $0.

During the year ended July 31, 2015, the total fees billed for audit-related services was $3,500, for tax services was $0 and for all other services was $0.

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

______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC

Date: September 15, 2016	By:	/s/ Andris Berzins
Andris Berzins
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

