Form 10-Q
period 2016-10-31
Summit Networks Inc.
filed 2016-12-21
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of December 20, 2016

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.
Balance Sheet

	October 31,	July 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	213	859
Total Current Assets	$213	$859

Other Assets	1,000	1,000
Property & Office Equipment, net	13,964	14,362
Deferred Tax Asset	-	1,478
TOTAL ASSETS	$15,177	$17,699

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	458	458
Accounts payable	-	-
Accrued expenses	500	500
Total Liabilities	$958	$958

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,000,000 shares issued and outstanding
as of October 31, 2016 and July 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income (deficit) accumulated during development stage	(29,781)	(27,259)
Total Stockholders' Equity	(14,219)	16,741
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$15,177	$17,699

See Notes to Financial Statements

SUMMIT NETWORKS INC.
Statement of Operations
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	October 31,	October 31,
	2016	2015

Sales	$12,623	$20,974
Cost of Goods	11,269	8,363
Gross Profit	1,354	12,611

Selling, General & Administrative Expenses	3,877	19,220

Income from operations	(2,522)	(6,609)

Other income (expenses)	-	-

Income before income taxes	(2,522)	(6,609)

Income tax benefit	-	-

Net Income (Loss)	(2,522)	(6,609)

Basic and diluted earnings per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	5,000,000	5,000,000

See Notes to Financial Statements

SUMMIT NETWORKS INC.
Statement of Cash Flows
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	October 31,	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,522)	$(6,609)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation Expense	399	399
Provision (benefit) for deferred taxes	1,478	-
Changes in operating assets and liabilities:
Other assets	-	-
Accounts payable	-	-
Accrued expenses	-	-
Net cash provided by (used in) operating activities	(646)	(6,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of Property & Equipment	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-
Issuance of common stock	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	(646)	(6,210)
Cash at beginning of period	859	8,711
Cash at end of year	$213	$2,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

See Notes to Financial Statements

SUMMIT NETWORKS INC.

Notes to Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014. The Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China.

The Company activities to date have been limited to capital formation, organization, development of its business plan and minimal sales. The Company has commenced limited operations.

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

g. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $208,341 in revenue since its inception.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to October 31, 2016 resulting in net loss of $29,781. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $213 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of October 31, 2016, an amount due to Mr. Andris Berzins, CEO of the Company, was $458 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

October 31, 2016
US Federal Statutory Tax Rate	15.0%
Nevada State & Local Tax Rate	0.0%
Net Operating Loss Carryforward	(0.0)%
Effective Tax Rate	15.0%

SUMMIT NETWORKS INC.

Notes to Financial Statements

NOTE 6. INCOME TAXES (Continued)

The Company had an income tax benefit of $1,478 for the year ended July 31, 2015. As of October 31, 2016, the Company reserved the deferred tax asset of $1,478.

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

As of October 31, 2016 the stockholders’ equity section of the Company contains Common stock, $0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of October 31, 2016, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8. PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 and office equipment for $9,750. Depreciation expense was $399 for the three months ended October 31, 2016.

NOTE 9. COMMITMENT & CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years that expires July 30, 2017 for $1,000 a month as the Company’s office space. The rent expense for the years ended July 31, 2017, 2016 and 2015 was $0 due to a  free rent promotion offered by the property manager based upon the Company committing to signing a new lease beginning in August 2018 which hasn't yet been signed or agreed upon yet. Future lease commitments are as follows:

Y/E 2017	$0
Total	$0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report, including in the documents incorporated by reference into this report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding our Company and management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and financial performance. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

Results of Operations

We have generated $208,341 in revenues since our inception on July 8, 2014. Our cost of goods sold was $153,261 resulting in a gross profit of $55,079. During the period from inception to October 31, 2016, our operating expenses were comprised of selling, general and administrative expenses of $84,861, resulting in a net loss of $29,781. Our selling, general and administrative expenses consist of mainly professional fees.

During the three months ended October 31, 2016 and 2015, we generated $12,623 and $20,974, respectively, in revenues with cost of goods sold being $11,269 and $8,363, resulting in gross profits of $1,354 and $12,611. Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $3,877 and $19,220, respectively, resulting in net losses of $2,522 and $6,609. Our selling, general and administrative expenses for the period consisted of mainly professional fees.

Our total assets at October 31, 2016 were $15,177, which was $213 in cash, $1,000 in other assets and $13,964 in property and office equipment. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of October 31, 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

As of October 31, 2016, there is a total of $458 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

Plan of Operation for the next 12 months

We closed our Offering pursuant to a Registration Statement on Form S-1. The Offering was for the sale of a total of 2,000,000 shares of common stock at a fixed price of $.04 per share. We were only able to sell 50% of the offering, 1,000,000 shares for proceeds of $40,000. Proceeds from the sale of the shares were used to fund the initial stages of our business development. Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. The business plan of our company below assumes that we will continue with our business as originally planned. However, as mentioned above, we are in discussions that could lead to another direction for the Company.

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

Based on our current operating plan, we believe that we will increase our revenue from selling our glass craft products by mid-2017. We may need to obtain additional financing to operate our business for the next twelve months. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

At October 31, 2016 we had $213 in cash and there were outstanding liabilities of $958. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2016.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Summit Networks Inc. Registrant

Date: December 20, 2016	By:	/s/ Andris Berzins
Andris Berzins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

