Form 10-Q
period 2017-01-31
Summit Networks Inc.
filed 2017-03-22
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of March 21, 2017.

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.
Balance Sheet

	January 31,	July 31,
	2017	2016
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	162	859
Total Current Assets	$162	$859

Other Assets	1,000	1,000
Property & Office Equipment, net	13,566	14,362

Deferred Tax Asset	-	1,478
TOTAL ASSETS	$14,728	$17,699

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	458	458
Accounts payable	-	-
Accrued expenses	500	500
Total Liabilities	$958	$958

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,000,000 shares issued and outstanding
as of January 31, 2017 and July 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income (deficit) accumulated during development stage	(30,230)	(27,259)
Total Stockholders' Equity	13,770	16,741
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$14,728	$17,699

See Notes to Financial Statements.

SUMMIT NETWORKS INC.
Statement of Operations
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016

Sales	$7,560	$8,403	$20,183	$29,377
Cost of Goods	3,648	7,775	14,917	16,137
Gross Profit	3,912	629	5,266	13,240

Selling, General & Administrative Expenses	4,362	3,107	8,239	22,327

Income from operations	(450)	(2,478)	(2,973)	(9,087)

Other income (expenses)	-	-	-	-

Income before income taxes	(450)	(2,478)	(2,973)	(9,087)

Income tax benefit	-	-	-	-

Net Income (Loss)	(450)	(2,478)	(2,973)	(9,087)

Basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See Notes to Financial Statements.

SUMMIT NETWORKS INC.
Statement of Cash Flows
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	January 31,	January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,973)	$(9,087)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	798	797
Provision (benefit) for deferred taxes	1,478	-
Changes in operating assets and liabilities:
Other assets	-	-
Income Taxes payable	-	-
Accrued expenses	-	-
Net cash provided by (used in) operating activities	(697)	(8,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred Tax Asset	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-
Issuance of common stock	-	-
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	(697)	(8,290)
Cash at beginning of period	859	8,711
Cash at end of year	$162	$421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-

See Notes to Financial Statements.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholders’ deficit, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company has adopted this ASU and, accordingly, no inception to date financial information is disclosed and the accompanying financial statements are not labeled as those of a development stage entity.

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

e. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There were no significant estimates in the current reporting period.

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

g. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $215,901 in revenue from the sales of glass products since its inception.

h. Allowances

All orders from customers are prepaid prior to shipment and delivery so no allowance is necessary.

SUMMIT NETWORKS INC.

Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Warranties

Summit, and its customers, has the right to inspect the goods upon receipt and notify the Supplier of any claim for damages. If any defect or damages is identified the Supplier will replace or repair the goods or refund the purchase price at the Suppliers option. The Supplier is liable for all damages and repairs and not the company so no warranty liability is booked.

j. Advertising

The Company expenses its advertising when incurred. There has been $12,498 in advertising expense since inception.

k. Fixed Assets

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset. Assets are tested for impairment annually and no impairment was found for the period ended January 31, 2017.

Property – 40 years

Office Equipment – 7 years

l. New Accounting Pronouncements

ASC 842 was added by ASU 2016-02 on February 25, 2016. It is effective for public business entities for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019) and interim periods therein. For all other entities, ASC 842 will be effective for annual periods beginning after December 15, 2019 (i.e., calendar periods beginning on January 1, 2020) and interim periods thereafter. Early adoption will be permitted for all entities.

The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The Board ultimately reached the conclusion that the economics of leases can vary for a lessee and that those economics should be reflected in the financial statements; therefore, Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP.

SUMMIT NETWORKS INC.

Notes to Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is currently evaluating whether ASC 842 will have a material effect on the Company’s financial statements and if so whether to early adopt the accounting standard.

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and other than noted above believe that none of them will have a material effect on the company’s financial statements. The Company will continue to evaluate accounting pronouncements as they are issued to determine whether they will have a material effect on the company’s financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to January 31, 2017 resulting in net loss of $30,230. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $162 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of January 31, 2017, an amount due to Mr. Andris Berzins, CEO of the Company, was $458 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

January 31, 2017
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

As of January 31, 2017, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 located at Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. The Company has also leases executive offices at 8153 Finch Feather St., Las Vegas, NV 89143. Office Equipment is of value $9,750. Depreciation expense for the Latvia property and office equipment for the period ended January 31, 2017 was $50 and $349 respectively.

NOTE 9: COMMITMENT & CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years that expires July 30, 2017 for $1,000 a month as the Company’s office space. The rent expense for the years ended July 31, 2017, 2016 and 2015 was $0 due to a free rent promotion offered by the property manager based upon the Company committing to a new lease beginning in August 2018, which has not been signed or agreed upon yet.

SUMMIT NETWORKS INC.

Notes to Financial Statements

NOTE 10: CONCENTRATIONS

The Company’s revenue to date has been concentrated with one client. The Company’s orders to date have been from one vendor, based upon the product requirements of our client. This raises a substantial risk for the Company if we lost either the current customer or current vendor.

NOTE 11: SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

Results of Operations

We have generated $215,901 in revenues since our inception on July 8, 2014. Our cost of goods sold was $156,909 resulting in a gross profit of $58,991. During the period from inception to January 31, 2017, our operating expenses were comprised of selling, general and administrative expenses of $85,836, resulting in a net loss of $26,845. Our selling, general and administrative expenses consist of mainly professional fees.

During the three months ended January 31, 2017 and 2016, we generated $7,560 and $8,403, respectively, in revenues with cost of goods sold being $3,648 and $7,775, resulting in gross profits of $3,912 and $629. Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $4,362 and $3,107, respectively, resulting in net losses of $450 and $2,478. Our selling, general and administrative expenses for the period consisted of mainly professional fees.

During the six months ended January 31, 2017 and 2016, we generated $20,183 and $29,377, respectively, in revenues with cost of goods sold being $14,917 and $16,137, resulting in gross profits of $5,266 and $13,240. Our operating expenses for the same six month periods were comprised of selling, general and administrative expenses of $8,239 and $22,327, respectively, resulting in net losses of $2,973 and $9,087. Our selling, general and administrative expenses for the period consisted of mainly professional fees.

Our total assets at January 31, 2017 were $14,728, which was $162 in cash, $1,000 in other assets and $13,566 in property and equipment. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of January 31, 2017 the Company had 5,000,000 shares of common stock issued and outstanding.

As of January 31, 2017, there is a total of $458 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

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

The following table sets forth the use of proceeds based on the sale of 50% of the securities offered for sale by the Company.

SHARES SOLD	1,000,000
GROSS PROCEEDS	$40,000
OFFERING EXPENSES
Legal and Accounting	5,500
Publishing/Edgarizing	500
Transfer Agent	1,000
SEC Filing fee	10
TOTAL OFFERING EXPENSES	7,010
NET AFTER OFFERING EXPENSES	32,990
EXPENDITURES (1)
Maintaining reporting status	9,000
Office set up	2,000
Web site development	3,500
Advertising/marketing	15,000
General administrative costs	3,490
Total Expenditures	32,990
Net Remaining Balance	-0-

________

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

Liquidity and Capital Resources

At January 31, 2017 we had $162 in cash and there were outstanding liabilities of $958. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 4.01. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

(a) On November 23, 2016 the Board of Directors of Summit Networks Inc terminated the services of Monte C. Waldman, CPA, the company’s independent registered public account firm. The decision to terminate the services of Monte C. Waldman was made because of a letter the company received from the U.S. Securities and Exchange Commission. The audit report of Monte C. Waldman, CPA on the Company's financial statements for the year ended July 31, 2016 did not contain an adverse opinion.

There were no disagreements with Monte C. Waldman, CPA whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Monte C. Waldman, CPA's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant requested that Monte C. Waldman, CPA furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements, and Monte C. Waldman declined the company’s request for the letter because the firm is challenging the contents of the letter the company received from the U.S. Securities and Exchange Commission.

(b) The Company’s Board of Directors engaged BF Borgers CPA of 5400 W. Cedar Avenue, Lakewood, CO 80226 to serve as the Company's independent registered public accounting firm effective December 8, 2016.

(c) On March 9, 2017, the Board of Directors of the Registrant received the resignation of BF Borgers, CPA PC as the company’s independent auditor.

There were no disagreements with BF Borgers, CPA PC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BF Borgers, CPA PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

The registrant requested that BF Borgers, CPA PC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter has been included as Exhibit 16 to the company’s recently filed 8-K.

(d) The Company’s Board of Directors has engaged Zia Masood Kiani and Co to serve as the Company's independent registered public accounting firm effective March 13, 2017.

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

Summit Networks Inc. Registrant

Date: March 21, 2017	By:	/s/ Andris Berzins
Andris Berzins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

