Form 10-K/A
period 2016-07-31
Summit Networks Inc.
filed 2017-05-26
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 24, 2017, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 24, 2017.

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

NOTE: This amendment to the Company’s Annual Report on Form 10-K for the year ended July 31, 2016, is solely for the purpose of a re-audit of the financial statements due to the revocation of the previous auditor’s PCAOB status.

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

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “Summit” and “Summit Networks” mean Summit Networks Inc, unless the context clearly requires otherwise.

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

A very important advance in glass manufacture was the technique of adding lead oxide to the molten glass; this improved the appearance of the glass and made it easier to melt using sea-coal as a furnace fuel. This technique also increased the “working period” of the glass, making it easier to manipulate. The process was first discovered by George Ravenscroft in 1674, who was the first to produce clear lead crystal glassware on an industrial scale.

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

We will lose our emerging growth company status on the earliest occurrence of any of the following events:

1.	on the last day of any fiscal year in which we earn at least $1 billion in total annual gross revenues, which amount is adjusted for inflation every five years;

2.	on the last day of the fiscal year of the issuer following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

3.	on the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

4.	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b–2 of title 17, Code of Federal Regulations, or any successor thereto.’’

A “large accelerated filer” is an issuer that, at the end of its fiscal year, meets the following conditions:

1.	it has an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of $700 million or more as of the last business day of the issuer’s most recently completed second fiscal quarter;

2.	It has been subject to the requirements of section 13(a) or 15(d) of the Act for a period of at least twelve calendar months; and

3.	It has filed at least one annual report pursuant to section 13(a) or 15(d) of the Act.

As an emerging growth company, exemptions from the following provisions are available to us:

1.	Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires auditor attestation of internal controls;

2.	Section 14A(a) and (b) of the Securities Exchange Act of 1934, which require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation;

3.	Section 14(i) of the Exchange Act (which has not yet been implemented), which requires companies to disclose the relationship between executive compensation actually paid and the financial performance of the company;

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

Smaller Reporting Company

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY - THE JOBS ACT

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of the reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an “emerging growth company.”

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

Currently our customers are able to submit payment via wire transfer or by sending a check/money order. Once our website is functioning we plan to offer the ability to pay with a credit or debit card or payment options such as Paypal, but in the meantime, this may create a competitive disadvantage due to our payment processing system lacking credit card functionality, which is different from the vast majority of online commerce sites.

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

Some of our competitors’ warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

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

Mr. Berzins has no experience as the principal executive officer or principal financial officer of a public company. Consequently, our activities, earnings and ultimate success could suffer irreparable harm due to management’s lack of experience. He has also never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. His lack of public company experience could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

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

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Results of Operations

We have generated $195,718 in revenues since our inception on July 8, 2014. Our cost of goods sold was $141,992 resulting in a gross profit of $53,725. During the period from inception to July 31, 2016, our operating expenses were comprised of selling, general and administrative expenses of $82,463. The provision for income tax benefits was $1,478, resulting in a net loss of $27,259. Our selling, general and administrative expenses consisted of mainly professional fees and depreciation expenses.

During the year ended July 31, 2016, we generated $46,541 in revenues with cost of goods sold being $30,304, resulting in a gross profit of $16,237. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $25,684, resulting in a net loss of $9,447.

Our total assets at July 31, 2015 were $27,146, which was $8,711 in cash, $1,000 in other assets and $15,957 in property and office equipment (net), and $1,478 in deferred tax asset. During the year ended July 31, 2015, we generated $119,076 in revenues with cost of goods sold being $88,688, resulting in a gross profit of $30,388. Our operating expenses for the same period were comprised of selling, general and administrative expenses of $54,769. The provision for income tax benefit was $(1,478), resulting in a net loss of $22,903. Our selling, general and administrative expenses consisted of mainly professional fees and depreciation expenses.

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

Time Frame: 6th to 12th months

At the same time, we start our marketing campaign, we plan to contact and start negotiations with potential wholesale customers, such as glass craft distributors. Initially, our sole officer and director, Mr. Berzins, will look for potential wholesale customers. We will negotiate terms and conditions of collaboration. Even though the negotiation with potential wholesale customers will be ongoing during the life of our operations, we cannot guarantee that we will be able to establish successful agreements.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve months’ period, there is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2016.

Fair values were assumed to approximate carrying values of on-balance-sheet financial instruments since they are short term in nature. These financial instruments include cash, accrued expenses and related party loan payable.

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

e. Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $195,717 in revenue since its inception.

g. Advertising

The Company expenses its advertising when incurred. There has been $12,498 in advertising expense since inception.

h. Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, (if any). The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property – 40 years

Office Equipment – 7 years

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Summit Network Inc.

We have audited the accompanying balance sheets of Summit Network Inc. ("the Company") as of July 31, 2016, and the related statements of operations, stockholder's equity, and cash flows for the year ended July 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Network Inc. as of July 31, 2016, and the related statements of operations, stockholder's equity, and cash flows for the year ended July 31, 2016, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has experienced limited operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also not described in notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Zia Masood Kiani & Co.

(Chartered Accountants)

Islamabad, Pakistan

Independent Auditors registered with

Public Company Accounting Oversight Board

Engagement Partner: Zia Ullah - FCA

Date: May 22, 2017

SUMMIT NETWORKS INC.

(A Development Stage Company)

Balance Sheet (Audited)

	Year Ended	Year Ended
	July 31,	July 31,
	2016	2015
ASSETS

Current Assets
Cash	859	8,711
Total Current Assets	$859	$8,711

Other Assets	1,000	1,000
Property & Office Equipment, net	14,362	15,957
Deferred Tax Asset	1,478	1,478
TOTAL ASSETS	$17,699	$27,146

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	458	458
Accounts payable	-	-
Accrued expenses	500	500
Total Liabilities	$958	$958

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,000,000 and 5,000,000 shares issued and outstanding as of July 31, 2016 and July 31, 2015	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income/(loss) accumulated during development stage	(27,259)	(17,812)
Total Stockholders' Equity	16,741	26,188
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$17,699	$27,146

The annexed notes 1 to 14 form an integral part of these financial statements.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Statement of Operations

(Audited)

	For the	For the	From July 8, 2014
	Year Ended	Year Ended	(Inception) to
	July 31,	July 31,	July 31,
	2016	2015	2016

Sales	$46,541	$119,076	$195,717
Cost of Goods	30,304	88,688	141,992
Gross Profit	16,237	30,388	53,725

Selling, General & Administrative Expenses	25,684	54,769	82,463

Income / (loss) from operations	(9,447)	(24,380)	(28,738)

Other income / (expenses)	-	-	-

Income before income taxes	(9,447)	(24,380)	(28,738)

Income tax benefit	-	1,478	1,478

Net Income (Loss)	(9,447)	(22,902)	(27,259)

Basic and diluted earnings per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	5,000,000	5,000,000

The annexed notes 1 to 14 form an integral part of these financial statements.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Statement of Stockholders' Equity

From July 8, 2014 (Inception) to July 31, 2016 (Audited)

				Income/(loss)
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

The annexed notes 1 to 14 form an integral part of these financial statements.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Statement of Cash Flows

(Audited)

	For the	For the	From July 8, 2014
	Year Ended	Year Ended	(inception) to
	July 31,	July 31,	July 31,
	2016	2015	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,447)	$(22,902)	$(27,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	1,595	1,793	3,388
Provision (benefit) for deferred taxes	(1,478)	(1,478)	(1,478)
Changes in operating assets and liabilities:
Other assets	-	-	(1,000)
Accounts payable	1,478	-	-
Accrued expenses	-	500	500
Net cash provided by (used in) operating activities	(7,852)	(22,087)	(25,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquistion of Property & Equipment	-	(9,750)	(17,750)
Net cash provided by (used in) investing activities	-	(9,750)	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	438	458
Issuance of common stock	-	40,000	44,000
Net cash provided by (used in) financing activities	-	40,438	44,458

Net increase (decrease) in cash	(7,852)	8,601	859
Cash at beginning of period	8,711	110	-
Cash at end of year	$859	$8,711	$859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The annexed notes 1 to 14 form an integral part of these financial statements.

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

The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.

The Company has a July 31, year-end.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Use of Estimates and Assumptions

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2016.

Fair values were assumed to approximate carrying values of on-balance-sheet financial instruments since they are short term in nature. These financial instruments include cash, accrued expenses and related party loan payable.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

e. Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $195,717 in revenue since its inception.

g. Advertising

The Company expenses its advertising when incurred. There has been $12,498 in advertising expense since inception.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, (if any). The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property – 40 years

Office Equipment – 7 years

NOTE 4. NEW ACCOUNTING PRONOUNCEMENT

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 5. CONCENTRATIONS

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

NOTE 6. RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

NOTE 7. GOING CONCERN

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

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 9. RELATED PARTY TRANSACTIONS

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

NOTE 10. INCOME TAXES

July 31, 2016
US Federal Statutory Tax Rate	15.0%
Nevada State & Local Tax Rate	0.0%
Net Operating Loss Carryforward	(0.0)%
Effective Tax Rate	15.0%

The Company has an income tax benefit of $1,478 for the year ended July 31, 2015. As of July 31, 2016, the Company has a deferred tax asset of $1,478 resulted from net operating loss incurred by the Company which is carry forward to offset against any future taxable income.

NOTE 11. STOCKHOLDERS’ EQUITY

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

As of July 31, 2016, the stockholders’ equity section of the Company contains Common stock, $0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

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

NOTE 12: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 and office equipment for $9,750. Depreciation expense was $1,595 for the year ended July 31, 2016.

NOTE 13: COMMITMENT & CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years that expires January 31, 2017 for $1,000 a month as the Company’s office space. The rent expense for the year ended July 31, 2016 was $0 due to a free rent promotion offered by the property manager. Future lease commitments are as follows:

Year Ended 2017	$6,000
Total	$6,000

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 9, 2017, the Board of Directors of the Registrant received the resignation of BF Borgers, CPA PC as the company’s independent auditor.

There were no disagreements with BF Borgers, CPA PC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BF Borgers, CPA PC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant’s financial statements.

The registrant requested that BF Borgers, CPA PC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter has been included as Exhibit 16 to the Company’s report filed on Form 8-K.

The Company’s Board of Directors engaged Zia Masood Kiani and Co to serve as the Company’s independent registered public accounting firm effective March 13, 2017.

During the Company’s fiscal years ended July 31, 2016 and 2015, and the subsequent interim period from August 1, 2016 to the date of this report, the Company did not consult with Zia Masood Kiani and Co regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, Treasurer and Secretary (collectively, the “Named Executive Officer”) from inception on July 8, 2014 until July 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Andris Berzins,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, Secretary	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this registration statement:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
23.1*	Consent of Independent Registered Accounting Firm
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

_______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC

Date: May 24, 2017	By:	/s/ Andris Berzins
Andris Berzins
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

