Form 10-Q
period 2017-04-30
Summit Networks Inc.
filed 2017-05-26
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares as of May 8, 2017.

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

Balance Sheet

	April 30,	July 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	902	859
Total Current Assets	$902	$859

Other Assets	1,000	1,000
Property & Office Equipment, net	13,167	14,362

Deferred Tax Asset	-	1,478
TOTAL ASSETS	$15,069	$17,699

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	458	458
Accrued expenses	500	500
Total Liabilities	$958	$958

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,000,000 shares issued and outstanding as of April 30, 2017 and July 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income/(deficit) accumulated during development stage	(29,889)	(27,259)
Total Stockholders' Equity	14,111	16,741
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$15,069	$17,699

See Notes to Financial Statements.

SUMMIT NETWORKS INC.
Statement of Operations
(Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	July 08, 2014
	April 30,	April 30,	April 30,	April 30,	To April 30,
	2017	2016	2017	2016	2017

Sales	$8,010	$6,869	$28,193	$36,247	$223,911
Cost of Goods	6,349	5,693	21,266	21,831	163,258
Gross Profit	1,661	1,176	6,927	14,416	60,653

Selling, General & Administrative Expenses	1,320	1,600	9,559	23,927	92,021

Income/ (loss) from operations	341	(424)	(2,632)	(9,511)	(31,368)

Other income/(expenses)	-	-	-	-	-

Income before income taxes	341	(424)	(2,632)	(9,511)	(31,368)

Income tax benefit	-	-	-	-	1,478

Net Income/(Loss)	341	(424)	(2,632)	(9,511)	(29,889)

Basic and diluted earnings per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See Notes to Financial Statements.

SUMMIT NETWORKS INC.
Statement of Cash Flows
(Unaudited)

	For the	For the	From Inception
	Nine Months Ended	Nine Months Ended	July 08, 2014
	April 30,	April 30,	To April 30
	2017	2016	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,632)	$(9,511)	$(29,889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	1,197	1,196	4,583
Provision (benefit) for deferred taxes	1,478	-	-
Changes in operating assets and liabilities:
Other assets	-	-	(1,000)
Income Taxes payable	-	-	-
Accrued expenses	-	-	500
Net cash provided by (used in) operating activities	43	(8,315)	(25,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Office & Shop	-	-	(17,750)
Net cash provided by (used in) investing activities	-	-	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-	458
Issuance of common stock	-	-	44,000
Net cash provided by (used in) financing activities	-	-	44,458

Net increase (decrease) in cash	43	(8,315)	902
Cash at beginning of period	859	8,711	-
Cash at end of year	$902	$396	$902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

g. Revenue Recognition

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has generated $223,911 in revenue from the sales of glass products since its inception.

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

k. Fixed Assets

Fixed assets are stated at cost. The Company utilizes straight-line depreciation over the estimated useful life of the asset. Assets are tested for impairment annually and no impairment was found for the period ended April 30, 2017.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from July 8, 2014 (date of inception) to April 30, 2017 resulting in net loss of $29,889. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $902 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of April 30, 2017, an amount due to Mr. Andris Berzins, CEO of the Company, was $458 which is non-interest bearing with no specific repayment terms.

NOTE 6. INCOME TAXES

April 30, 2017
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

As of April 30, 2017 the stockholders’ equity section of the Company contains Common stock, $0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of April 30, 2017, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 8: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 located at Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. The Company has also leases executive offices at 8153 Finch Feather St., Las Vegas, NV 89143. Office Equipment is of value $9,750. Depreciation expense for the Latvia property and office equipment for the period ended April 30, 2017 was $50 and $349 respectively.

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

Results of Operations

We have generated $223,911 in revenues since our inception on July 8, 2014. Our cost of goods sold was $163,258 resulting in a gross profit of $60,653. During the period from inception to April 30, 2017, our operating expenses were comprised of selling, general and administrative expenses of $92,021, resulting in a net loss of $29,889. Our selling, general and administrative expenses consist of mainly professional fees.

During the three months ended April 30, 2017 and 2016, we generated $8,010 and $6,869, respectively, in revenues with cost of goods sold being $6,349 and $5,693, resulting in gross profits of $1,661 and $1,176. Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $1,320 and $1,600, respectively, resulting in net gain (loss) of $341 and $(424). Our selling, general and administrative expenses for the period consisted of mainly professional fees.

During the nine months ended April 30, 2017 and 2016, we generated $28,193 and $36,247, respectively, in revenues with cost of goods sold being $21,266 and $21,831, resulting in gross profits of $6,927 and $14,416. Our operating expenses for the same nine month periods were comprised of selling, general and administrative expenses of $9,559 and $23,927, respectively, resulting in net losses of $2,632 and $9,511. Our selling, general and administrative expenses for the period consisted of mainly professional fees.

Our total assets at April 30, 2017 were $15,069, which was $902 in cash, $1,000 in other assets and $13,167 in property and equipment. We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $9,000.

We received the initial equity funding of $4,000 from our sole officer and director who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of April 30, 2017 the Company had 5,000,000 shares of common stock issued and outstanding.

As of April 30, 2017, there is a total of $458 in a note payable that is owed by the company to an officer and director for expenses that he has paid on behalf of the company. The note payable is interest free and payable on demand.

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

Liquidity and Capital Resources

At April 30, 2017 we had $902 in cash and there were outstanding liabilities of $958. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Summit Networks Inc. Registrant

Date: May 24, 2017	By:	/s/ Andris Berzins
Andris Berzins
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Sole Director)

