Form 10-K
period 2017-07-31
Summit Networks Inc.
filed 2017-11-14
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-199108

SUMMIT NETWORKS INC

(Exact name of registrant as specified in its charter)

Nevada	35-2511257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 710A, 7/F, Ho King Commercial Centre

2-16 Fa Yuen Street, Mong Kok

Kowloon, Hong Kong

 (Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code 852-6997-0034

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ]     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      No ☑

At July 27, 2017, the last business day of the Registrant's most recently completed fiscal year, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,498,000. As of July 31, 2017, the registrant had 5,000,000 shares of common stock, par value $0.001 per share issued and outstanding.

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

ITEM 1.       BUSINESS

Corporate Background and General Business Overview

Our Company was incorporated in the State of Nevada on July 8, 2014 to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China.  We are a development stage company and also considered an “Emerging Growth Company”.  Our fiscal year end is July 31st.  We have an office located at Room 710A, 7/F, Ho King Commercial Centre, 2-16 Fa Yuen Street, Mong Kok, Kowloon, Hong Kong. On July 28, 2014 we purchased an office and small shop for US$8,000, located at: Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia.  The primary activities at the Las Vegas location will be carried out by our director, Andris Berzins.  He will be working from this location as his schedule permits, to process sales, oversee company operations in US, make sure our business plan in implemented as it should – including verifying that orders are fulfilled properly, regular office work (processing incoming mail, making phone calls to customers and suppliers, etc.) and working on our website content.  Mr. Berzins will also travel to Latvia, to work in the office in the shop there; to create a plan to reach out to potential customers in European Union (EU), to locate less expensive potential suppliers of our offered products, to process incoming mail in Latvia from local authorities, to keep all required paperwork in up to date state, working on content of our company website in Latvian language (for local customers) with the goal of reaching out to more customers to make our company more successful.

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

We received the initial equity funding of $4,000 from our director (Sole Ex- chief executive) who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

On or about June 12, 2017, the shareholders of Summit Networks entered into a Stock Purchase Agreement (“SPA”) with certain purchasers of such shares (“Purchasers”), which was approved by the Board of Directors.  Under the terms of the SPA, the purchasers will purchase approximately 5,000,000 shares of the Summit Networks’ common stock (the "Purchase Transaction").

In connection with the purchase of the common stock the Purchasers and the Board of Directors has decided to reconstitute the Board of Directors and Executive Officers.

As of July 31, 2017 the Company had 5,000,000 shares of common stock issued and outstanding.

Our financial statements from inception on July 8, 2014 through our fourth fiscal year ended July 31, 2017 reported $223,910 in revenues and a net loss of $41,449.  Our financial statements from inception on July 8, 2014 through our third fiscal year ended July 31, 2016 reported $195,717 in revenues and a net loss of $27,259.

Our independent registered public accountant has issued an audit opinion for our Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern (see Financial Statements).

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

Potential customers

We currently sell our products to wholesale customers; we may in the future sell in the retail market.  Our director, Mr. Andris Berzins markets our products and negotiates agreements with potential customers in the USA.  We use marketing strategies, such as web advertisements, direct mailing, and phone calls to market our products and acquire potential customers.  We plan to attend trade shows in our industry to showcase our product with a goal to find new customers.

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

Andris Berzins, our director, works on Company business from our office in Latvia.  This location serves as our primary office for planning and implementing our business plan.  Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months. The Company has also rented executive offices at 8153 Finch Feather St., Las Vegas, NV 89143.

The primary activities at the Las Vegas location are carried out by our director Andris Berzins.  He is working from this location as his schedule permits, to process sales, oversee company operations in US, make sure our business plan in implemented as it should – including verifying that orders are fulfilled properly, regular office work (processing incoming mail, making phone calls to customers and suppliers, etc.) and working on our website content.

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

Employees and Employment Agreements

We have no employees as of the date of this report.  Our director, Andris Berzins, devotes as much time as the Board of Directors determines is necessary for him to manage the affairs of the Company.  As our business and operations increase, we will hire full time management and administrative support personnel.

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

We were incorporated on July 8, 2014 and have limited operations.  We have realized some revenues to date. Our proposed glass craft products distribution business is still under development and, combined with our limited operating history, this can make an evaluation of our future success or failure very difficult.  Our financial statements as of July 31, 2017 show an accumulated deficit of $41,449, we anticipate that we will incur net losses from our operations for the foreseeable future.  This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our products. We may fail to generate revenues in the future.  If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income.  Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

The glass craft products distribution market is fragmented and competitive.  Our competition varies by product line, customer classification and geographic market.  The principal competitive factors in our industry are quality of product, pricing, delivery capabilities and availability of product.  We compete with many local, regional and national glass craft products distributors and dealers.  In addition, some glass craft products suppliers might sell and distribute their products directly to our future customers, and the volume of such direct sales could increase in the future.  Additionally, distributors of products similar to those distributed by us, such as distributors of glass craft products, may elect to sell and distribute to our future customers or enter into exclusive supplier arrangements with other distributors.  Substantially all of our competitors have greater financial resources and may be able to withstand sales or price decreases more effectively than we can.  We also expect to continue to face competition from new marketentrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

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

We depend completely on one director to manage the affairs of the Company, the loss of whom would materially and adversely affect our company.

We currently depend entirely on Mr. Berzins for all of our operations.   The loss of Mr. Berzins would have a substantial negative effect on our company and may cause our business to fail.  Mr. Berzins has not been compensated for his services since our incorporation, and it is highly unlikely that he will receive any compensation unless and until we generate substantial revenues.  There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of Mr. Berzins’ services could prevent us from completing the development of our business.  In the event of the loss of his services, no assurance can be given that we will be able to obtain the services of an adequate replacement.

We do not have any employment agreements or maintain key person life insurance policies on our officers and directors. We do not anticipate acquiring key man insurance for any officers and directors in the foreseeable future.

We have limited business, sales and marketing experience in our industry.

Our director, Mr. Berzins, has experience operating a private business of stained glass home products distribution in Latvia, but he has had no prior experience distributing or selling glass craft products.  Mr. Berzins also has no experience with international distribution and since he is based in Latvia but we are seeking to distribute Chinese manufactured products to North America and the European Union, this lack of experience in international distribution may prove detrimental to our plans. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful.  There can be no assurance that our glass craft products will gain wide acceptance in its target market or that we will be able to effectively market our product.

Our officers and directors are also engaged in other activities and may not devote sufficient time to our affairs, which may affect our ability to conduct operations and generate revenues.

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

While we are organized under the laws of State of Nevada, our officers and directors are non-U.S. resident and our headquarters and assets are located outside the United States, in Latvia and in Hong Kong.  Consequently, it may be difficult for investors to affect service of process on our officers and directors and to enforce in the United States judgments obtained in United States courts against the

Company and its officers and directors based on the civil liability provisions of the United States securities laws.  Since the majority our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.  As well, any judgment obtained in the United States against us is likely not enforceable in Latvia.

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

The Company has also rented executive office at Room 710A, 7/F, Ho King Commercial Centre, 2-16 Fa Yuen Street, Mong Kok, Kowloon, Hong Kong

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

Holders of our Common Stock

As of July 31, 2017, there were 29 registered stockholders, holding 5,000,000 shares of our issued and outstanding common stock.

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

As of July 31, 2017, the Company had 5,000,000 shares of common stock issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2017.

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to July 31, 2017, our operating expenses were comprised of selling, general and administrative expenses of $103,581.  The provision for income tax benefits was $1,478, resulting in a net loss of $41,449. Our selling, general and administrative expenses consisted of mainly professional fees and depreciation expenses.

During the year ended July 31, 2017, we generated $28,193 in revenues with cost of goods sold being $21,266, resulting in a gross profit of $6,927.  Our operating expenses for the same period were comprised of selling, general and administrative expenses of $21,118, resulting in a net loss of $14,190. Our total assets at July 31, 2017 were $13,768, which was $1,000 in other assets and $12,768 in property and office equipment (net).

During the Comparable year ended July 31, 2016, we generated $46,541 in revenues with cost of goods sold being $30,304 resulting in a gross profit of $16,237. Our operating expenses for the Comparable year were comprised of selling, general and administrative expenses of $25,684, resulting in a net loss of $9,447. Our total assets at July 31, 2016 were $17,699, which was $859 in cash, $1,000 in other assets and $14,362 in property and office equipment (net), and $1,478 in deferred tax asset.

We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $12,000.

As of July 31, 2017 and 2016 the Company had 5,000,000 shares of common stock issued and outstanding.

As of July 31, 2017 and 2016, the amounts due to director for expenses that have been paid on behalf of the company were total of $11,217 and $458, respectively. The loan is interest free and payable on demand.

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10K, we have not entered into any definitive agreement to change our direction. The business plan of our company below assumes that we will continue with our business as originally planned. However, as mentioned above, we are in discussions that could lead to another direction for the Company.

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

Based on our current operating plan, we believe that we cannot guarantee for any increase in our revenue from selling our glass craft products in the FY 2018.   We may need to obtain additional financing to operate our business for the next twelve months.  Additional financing, whether through public or private equity or debt financing, arrangements  with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

As at July 31, 2017 and 2016, we had $Nil and $859 in cash, and there were outstanding liabilities of $11,217 and $958 respectively.  Our directors have verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance.  We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $223,910 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

b.   Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2017.

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

f.   Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition” - when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has generated $223,910 in revenue since its inception.

g.   Cost of Sales

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our customers. Such costs are recorded and allocated as incurred. Our cost of sales will consist primarily of the cost of product and shipping expenses.

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

Property – 40 years

Office Equipment – 7 years

Zia Masood Kiani & Co.
CHARTERED ACCOUNTANTS

Suite # 21, Block B
Abu Dhabi Tower
F – 11 Markaz, Islamabad - Pakistan
T: +92 (51) 2111906-7
F: +92 (51) 2700908
E: info@thezmk.com
W: thezmk.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Summit Networks Inc.

We have audited the accompanying balance sheets of Summit Networks Inc. ("the Company") as of July 31, 2017, and the related statements of operations, stockholder's equity, and cash flows for the year ended July 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Networks Inc. as of July 31, 2017, and the related statements of operations, stockholder's equity, and cash flows for the year ended July 31, 2017, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has experienced limited operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also not described in notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Ziamasood Kiani & Co.

/s/ Zia Masood Kiani & Co.
(Chartered Accountants)

gmn international
PARTNERING FOR SUCCESS
GMN International is an association of
Legally independent accounting firms

Zia Masood Kiani & Co.
CHARTERED ACCOUNTANTS

Suite # 21, Block B
Abu Dhabi Tower
F – 11 Markaz, Islamabad - Pakistan
T: +92 (51) 2111906-7
F: +92 (51) 2700908
E: info@thezmk.com
W: thezmk.com

Islamabad, Pakistan

Independent Auditors registered with
Public Company Accounting Oversight Board

Engagement Partner: Zia Ullah - FCA

Date: November 14, 2017

gmn international
PARTNERING FOR SUCCESS
GMN International is an association of
Legally independent accounting firms

SUMMIT NETWORKS INC.
(A Development Stage Company)
Balance Sheet (Audited)

ASSETS

	Year Ended	Year Ended
	July 31,	July 31,
	2017	2016

Current Assets
Cash	$ -	$859
Total Current Assets	$ -	$859

Other Assets	1,000	1,000
Property & Office Equipment, net	12,768	14,362
Deferred Tax Asset	-	1,478
TOTAL ASSETS	$ 13,768	$17,699

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Due to related party	11,217	458
Accounts payable	-	-
Accrued expenses	-	500
Total Liabilities	$ 11,217	$958

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,000,000 and 4,000,000 shares issued and outstanding
as of July 31, 2017 and July 31, 2016	5,000	5,000
Additional Paid in Capital	39,000	39,000
Income/(loss) accumulated during development stage	(41,449)	(27,259)
Total Stockholders' Equity	2,551	16,741
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 13,768	$17,699

The annexed notes 1 to 14 form an integral part of these financial statements.

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Operations
(Audited)

	For the	For the	From July 8, 2014
	Year Ended	Year Ended	(Inception) to
	July 31,	July 31,	July 31,
	2017	2016	2017

Sales	$ 28,193	$ 46,541	$ 223,910
Cost of Goods	21,266	30,304	163,257
Gross Profit	6,927	16,237	60,653

Selling, General & Administrative Expenses	21,118	25,684	103,581

Income / (loss) from operations	(14,190)	(9,447)	(42,927)

Other income / (expenses)	-	-	-

Income before income taxes	(14,190)	(9,447)	(42,927)

Income tax benefit	-	-	1,478

Net Income (Loss)	(14,190)	(9,447)	(41,449)

Basic and diluted earnings per share	$ (0.00)	$ (0.00)
Weighted average number of
common shares outstanding	5,000,000	5,000,000

The annexed notes 1 to 14 form an integral part of these financial statements.

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Cash Flows
(Audited)

	For the	For the	From July 8, 2014
	Year Ended	Year Ended	(inception) to
	July 31,	July 31,	July 31,
	2017	2016	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,192)	$(9,447)	$(41,449)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation Expense	1,596	1,595	4,982
Provision (benefit) for deferred taxes	1,478	(1,478)	(1,478)
Changes in operating assets and liabilities:
Other assets	-	-	(1,000)
Accounts payable	10,760	1,478	12,238
Accrued expenses	(500)	-	-
Net cash provided by (used in) operating activities	(859)	(7,852)	(26,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property & Equipment	-	-	(17,750)
Net cash provided by (used in) investing activities	-	-	(17,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-	458
Issuance of common stock	-	-	44,000
Net cash provided by (used in) financing activities	-	-	44,458

Net increase (decrease) in cash	(859)	(7,852)	-
Cash at beginning of period	859	8,711	-
Cash at end of year	$-	$859	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The annexed notes 1 to 14 form an integral part of these financial statements.

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 8, 2014 (Inception) to July 31, 2017 (Audited)

				Income/(loss)
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total

Balance, July 8, 2014	-	$ -	$ -	$ -	$ -	$ -

Stock issued for cash on July 23, 2014
@ $0.001 per share	4,000,000	4,000	-		-	4,000

Net loss, July 31, 2014				5,090	-	5,090

Balance, July 31, 2014	4,000,000	$ 4,000	$ -	$ 5,090	$ -	$ 9,090

Stock issued for cash on January 29, 2015
@ $0.04 per share	1,000,000	1,000	39,000		-	40,000

Net profit (loss), July 31, 2015				(22,902)	-	(22,902)

Balance, July 31, 2015	5,000,000	$ 5,000	$ 39,000	$ (17,812)	$ -	$ 26,188

Net profit (loss), July 31, 2016				(9,447)	-	(9,447)

Balance, July 31, 2016	5,000,000	$ 5,000	$ 39,000	$ (27,259)	$ -	$ 16,741

Net profit (loss), July 31, 2017				(14,190)	-	(14,190)

Balance, July 31, 2017	5,000,000	$ 5,000	$ 39,000	$ (41,449)	$ -	$ 2,551

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

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and minimal sales. The Company has commenced limited operations. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

NOTE 2.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

b.   Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2017.

Fair values were assumed to approximate carrying values of on-balance-sheet financial instruments since they are short term in nature. These financial instruments include cash and related party loan payable.

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

f.   Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition” - when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has generated $223,910 in revenue since its inception.

 g.   Cost of Sales

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our customers. Such costs are recorded and allocated as incurred. Our cost of sales will consist primarily of the cost of product and shipping expenses.

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

NOTE 6.   GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to July 31, 2017 resulting in net loss of $41,449.  There is no guarantee that Company will continue to generate revenues. At July 31, 2017, Company had $Nil in cash and there were outstanding liabilities of $11,217.  This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $0 is sufficient to cover the expenses they will incur during the next twelve months.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 7.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 8.   RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of July 31, 2017, an amount due to the director of the Company is $11,217 which is unsecured, non-interest bearing with no specific repayment terms.

NOTE 9.  INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

There was no income tax expense for the years ended July 31, 2017 and 2016. The rate was as follow:

Federal	34%
State	0%

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

The significant components of deferred tax assets and liabilities are as follows:

From Inception (July 08, 2014) To July 31, 2017

	July 31,	July 31,
	2017	2016
Deferred tax assets
Net operating losses	$ (14,187)	$ (9,447)	$ (41,444)
Deferred tax liability
Net deferred tax assets	$ 4,824	$ 3,212	$ 14,091
Less valuation allowance	$ (4,824)	$ (3,212)	$ (14,091)
Deferred tax asset - net valuation allowance	$ -	$ -	$ -

NOTE 10.  STOCKHOLDERS’ EQUITY

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

As of July 31, 2017, the stockholders’ equity section of the Company contains Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of July 31, 2017, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 11: PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 located at Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. and office equipment for $9,750.  Depreciation expense for Latvia property and office equipment was $1,396 and $200 respectively for the year ended July 31, 2017.

SUMMIT NETWORKS INC.

(A Development Stage Company)

Notes to Financial Statements

NOTE 12: COMMITMENT & CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years for $1,000 a month as the Company’s office space. The rent expense for the years ended July 31, 2017, 2016 and 2015 was $0 due to a free rent promotion offered by the property manager based upon the Company committing to a new lease beginning in August 2018, which has not been signed or agreed upon yet.

NOTE 13: LEGAL MATTERS

The Company has no known legal issues pending.

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

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of July 31, 2017, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of July 31, 2017.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officers and directors are as follows:

Name	Age	Positions with Company	Served as Director since
Andris Berzins	38	Director (a)	July, 2014
Riggs Cheung	44	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (b)	June, 2017
Zhixing Sun	48	Chief Operations Officer and Director (c)	August, 2017
Jay Henderson	43	Independent Director (c)	August, 2017

(a)

Former President, Secretary and Treasurer, appointed on July 8, 2014 and resigned on June 22, 2017;

(b)

Appointed on June 22, 2017

(c)

Appointed on August 19, 2017

Andris Berzins – Mr. Berzins has served as President, Secretary, Treasurer and Director since our formation on July 8, 2014, and resigned as President, Secretary and Treasurer on June 22, 2017. Since 2010, Mr. Berzins has been studying business and management at Latvian University, as a business major using their executive education program.  Since 2009, Mr. Berzins has also been self-employed operating a private business of stained glass home products distribution World Windows Company in Latvia.  He sold the business in 2014 and used the proceeds to start Summit Networks Inc to distribute glass craft products.

Mr. Berzins’s energy, previous business owner experience and enthusiasm for entrepreneurship led to our conclusion that Mr. Berzins should be serving as a member of our Board of Directors.

New Appointments to the Board of Directors

On or about June 12, 2017, the shareholders of SNTW entered into a Stock Purchase Agreement (“SPA”) with certain purchasers of such shares (“Purchasers”), which was approved by the Board of Directors.  Under the terms of the SPA, the purchasers will purchase approximately 5,000,000 shares of the SNTW common stock (the "Purchase Transaction").  In connection with the purchase of the common stock the Purchasers and the Board of Directors has decided to reconstitute the Board of Directors and Executive Officers.  An Information Statement pursuant to section 14(f) of the Securities Exchange Act of 1934 And Rule 14f-1was filed as on June 28, 2017 containing information about  proposed directors and officers to be elected following the closing of the Purchase Transaction.

Riggs Cheung - Mr. Cheung has worked with the SleepAid Holding Co. (SLPA) since December, 2014 and serves at its CFO and director.  Since 2006, Mr. Riggs had been the Marketing Director for America Asia Travel Center, in its New York Branch.  Mr. Cheung also serves as a director of ZZLL Information Technology, Inc. a company whose shares are traded over the OTCBB. Mr. Cheung attended the City University of New York – Manhattan College and received an Associate’s Degree in Art in 1997.

Zhixing Sun - Mr. Sun served as Chief Operating Officer of Shanghai Sun Qiao Cultural Arts & Crafts Co., Ltd. (Shanghai Sun) located in Shanghai China from January 2017 to the present.  Shanghai Sun is in the business of acquiring new materials, market surveys and market development.  From October, 2015 until December, 2016, Mr. Sun served as Chief Operating Officer of Shanghai Alltrust Financial Leasing Co., Ltd. (“Alltrust”) an insurance company located in Shanghai, China. From April 2012 to October 2015 Mr. Sun served as the general manager of Shanghai Grand TPG Insurance Broker Co., Ltd., an insurance company located in Shanghai, China.  Mr. Sun received an undergraduate degree in English language from Shanghai Normal University in July 1990 and he received a graduate degree from the same university in the same subject in July, 1993.

Jay Henderson - Mr. Henderson worked at Socrates Capital, Ltd. in London, England from April, 2009 to August 2012.  Socrates Capital was an advisor to European real estate banks and borrowers, and Mr. Henderson was a founder of the London office.  From August, 2012 to the present, Mr. Henderson has worked as an advisor to Zai Corporate Finance, Ltd. and Clearbrook Capital, LLP, which are located in Shanghai, PRC.  Mr. Henderson served as an advisor to both operating companies regarding fund raising, corporate structure, mergers and acquisition and asset valuation. Mr. Henderson is an independent director.  In 1996, Mr. Henderson received a Bachelor of Arts degree in political science from the University of Western Ontario.  In 2006, Mr. Henderson received a Master’s of Business Administration in International Business from University of Edinburgh Management School, located in Edinburgh Scotland, U.K.

Term of Office

All Directors hold their office until the next annual meeting of shareholders or until their successors are duly elected pursuant to NRS 78.320, and qualified.  Any vacancy occurring in the Board of Directors may be filled by the shareholders, or the Board of Directors.  A Director elected to fill a vacancy is elected for the unexpired term of his predecessor in office.  Any Directorship filled by reason of an increase in the number of Directors shall expire at the next shareholders’ meeting in which Directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall end on the later of (i) the next meeting of the shareholders or (ii) the term designated for the Director at the time of creation of the position being filled.

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

Directors’ Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 5000(a)(19) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that our directors are not “independent” within the meaning of such rules.

Significant Employees

As of July 31, 2017, we have no full time employee in our US office, Hong Kong office or Latvia office.

Family Relationships

There are no family relationships between any of our directors and executive officers. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, orders or decrees material to the evaluation of the ability and integrity of any director or executive officer of the Company during the past five years.

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

Promoters

Andris Berzins, our director, is also a promoter of the Company because he took the initiative in founding and organizing the business of the Company.

On July 23, 2014, Mr. Berzins purchased a total of 4,000,000 shares of common stock at a price of $0.001 per share, for aggregate proceeds of $4,000.

Mr. Berzins has loaned us funds from time to time since inception.  The balance at July 31, 2017 was $11,217. This loan is non-interest bearing, due upon demand and unsecured.

Code of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

ITEM 11.      EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, Treasurer and Secretary (collectively, the “Named Executive Officer”) from inception on July 8, 2014 until July 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Andris Berzins	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary & Treasurer	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Riggs Cheung	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO

Zhixing Sun	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
COO

Jay Henderson	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director

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

Stock Option Grants

We do not currently have a stock option plan nor have any long-term incentive plans that provide compensation intended to serve as an incentive for performance.  No individual grants of stock options or other equity incentive awards have been made to our officer or director since our inception; accordingly, none were outstanding at July 31, 2017.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

Director Compensation

The following table sets forth director compensation as of July 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andris Berzins	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Riggs Cheung	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Zhixing Sun	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay Henderson	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which our directors will be compensated in the future for any services provided as director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 31, 2017, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Kuen Harry Cheung Room 106, 10/F, Tian Yu Garden Lin He Road East Guangzhou, Guangdong Province, China	1,750,000 shares of common stock	35%
Common Stock	Hang Dennis Cheung Flat H, 5/F, Block 2 Whampoa Garden Bauhinia Mansions Kowloon, Hong Kong	1,250,000 shares of common stock	25%
Common Stock	Yee Man Cheung Rm 1709, North Tower Zhongzhou Centre, 1068 East Xingang Avenue Haizhu District Guangzhou, Guangdong Province, China	1,251,000 shares of common stock	25.02%

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 23, 2014, we offered and sold to Andris Berzins, our Director, a total of 4,000,000 shares of common stock for a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

Mr.  Berzins has from time to time loaned the Company funds.  The balance due Mr. Berzins at July 31, 2016 was $458.  This loan is non-interest bearing, due upon demand and unsecured.

As of July 31, 2017, loan payable to director amounting to $ 11,217.

We have not entered into any other transaction, nor are there any proposed transactions, in which our director and officer, or significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

Our director, Mr. Berzins may be considered a promoter of the Company due to his participation in and management of the business since our incorporation.

Our director, CEO and CFO, Riggs Cheung is related, as a brother, to our major shareholders Kuen Harry Cheung and Hang Dennis Cheung.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended July 31, 2017, the total fees billed for audit-related services was $4,900 for tax services was $0 and for all other services was $0.

During the year ended July 31, 2016, the total fees billed for audit-related services was $3,500, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this Report:

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T (to be filed as an amendment).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC

By	/s/ Riggs Cheung
Riggs Cheung
Chief Executive Officer
and Chief Financial Officer

Date:	November 14, 2017