Form 10-Q
period 2017-10-31
Summit Networks Inc.
filed 2017-12-20
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

Commission file number 333-199108

SUMMIT NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Room 710A, 7/F., Ho King Commercial Centre,

2-16 Fa Yuen Street, Mong Kok, Kowloon,

Hong Kong

 (Address of principal executive offices, including zip code.)

 (852) 6997-0034
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ X ] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

          Large accelerated filer   [   ]         Accelerated filer   [   ]

                          Non-accelerated filer   [   ]             Smaller reporting company [X]

                 Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,250,000 shares as of December 20, 2017.

SUMMIT NETWORKS INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement (Unaudited)
Unaudited Balance Sheets as of October 31, and July 31, 2017
Unaudited Statements of Operations for the Three Months Ended
October 31, 2017 and 2016
Unaudited Statements of Cash Flows for the Three Months Ended,
October 31, 2017 and 2016
Notes to Unaudited Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Default upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Summit Networks Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason.  This Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," "SNTW" or “Icon” refers to Summit Networks Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

SUMMIT NETWORKS INC.

(A Development Stage Company)

BALANCE SHEETS

	Notes	October 31, 2017	July 31, 2017
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$-	$-
Total current assets		-	-
Non-current assets
Other Assets		$1,000	$1,000
Property & Office Equipment, net		12,369	12,768
Deferred Tax Asset		-	-
Total non-current assets		13,369	13,768
TOTAL ASSETS		$13,369	$13,768
LIABILITIES LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$43,822	$-
Amount due to related party		13,235	11,217
Accrued expenses		7,213	-
Total current liabilities		64,270	11,217
TOTAL LIABILITIES		$64,270	$11,217

Stockholders’ equity Common stock, $0.001 par value, 75,000,000 shares authorized;5,000,000 and 5,000,000 shares issued and outstanding, as at October 31, and July 31, 2017 respectively		$5,000	$5,000

Additional paid-in capital		39,000	39,000
(Accumulated deficit) during development stage		(94,901)	(41,449)
TOTAL STOCKHOLDERS’ EQUITY		(50,901)	2,551
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$13,369	$13,768

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Notes	For the Three Months Ending		From Inception July 08, 2014 to Through
		Oct 31, 2017	Oct 31, 2016	Oct. 31, 2017

Sales		$-	$12,623	$223,910
Cost of sales		-	11,269	163,257
Gross profit		-	1,354	60,653

Selling, General and Administrative Expenses		53,452	3,877	157,033

(Loss) /Income from operations		(53,452)	(2,522)	(96,379)

Other income (expense):		-	-

(Loss) /Income before income taxes		(53,452)	(2,522)	(96,380)
Income taxes benefit	5	-	-	1,478
Net (loss) income		(53,452)	(2,522)	(94,901)

Basic earnings (loss) per share of common stock		(0.01)	(0.00)

Diluted earnings (loss) per share		(0.01)	(0.00)

Weighted average shares used in calculating basic/ diluted earnings ( loss) per share		5,000,000	5,000,000

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

			From Inception
	For the Three Months Ended		July 08, 2014 to (inception) Through
	Oct 31, 2017	Oct 31, 2016	Oct 31, 2017
Cash flows from operating activities:
Net (loss) income	$(53,452)	$(2,522)	$(94,901)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Depreciation expenses	399	399	5,381
Provision (benefit) for deferred taxes	-	1,478	(1,478)
Changes in operating assets and liabilities:
Other assets	-	-	(1,000)
Accounts payable	43,822	-	56,060

Accrued Expenses	7,213	-	7,213
Net cash (used in) provided by operating activities	(2,018)	(646)	(28,725)
Cash flows from investing activities:
Acquisition of Property & Equipment	-	-	(17,750)
Net cash (used in) investing activities	-	-	(17,750)
Cash flows from financing activities:
Issuance of common stock	-	-	44,000
Amounts due from related party	2,018	-	2,475
Net cash (used in) provided by financing activities	2,018	-	46,475

Net increase (decrease) in cash	-	(646)	-
Cash – beginning of period	-	859	-
Cash – end of period	$-	$213	$ -
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$ -
Income taxes	$-	$-	$ -

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common Stock		Additional	Deficit during		Total
	Shares	Amount	paid-in	Development	Subscription	stockholders'
	outstanding		capital	Stage	Receivable	equity/(deficit)

Balance, July 8, 2017	-	$-	$-	$-	$-	$-

Stock issued on July 23, 2014
@$0.001 per share	4,000,000	4,000	-	-	-	4,000

Net profit, July 31, 2014	-	-	-	5,090	-	5,090

Balance , July 31, 2014	4,000,000	$4,000	$-	$5,090	$-	$9,090

Stock issued on Jan 29, 2015
@$0.04 per share	1,000,000	1,000	39,000	-	-	40,000

Net (loss), July 31, 2015				(22,902)		(22,902)

Balance, July 31, 2015	5,000,000	$5,000	$39,000	$(17,812)	$-	$26,188

Net (loss), July 31, 2016				(9,447)	-	(9,447)

Balance, July 31, 2016	5,000,000	$5,000	$39,000	$(27,259)	$-	$16,741

Net (loss), July 31, 2017				(14,190)		(14,190)

Balance, July 31, 2017	5,000,000	$5,000	$39,000	$(41,449)	$-	$2,551

Net (loss), Oct 31, 2017				(53,452)	-	(53,452)

Balance, Oct 31, 2017	5,000,000	$5,000	$39,000	$(94,901)	$-	$(50,901)

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

b.

Fair value of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2017.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property – 40 years

Office Equipment – 7 years

j.

New Accounting Pronouncements

ASC 842 was added by ASU 2016-02 on February 25, 2016.  It is effective for public business entities for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019) and interim periods therein.  For all other entities, ASC 842 will be effective for annual periods beginning after December 15, 2019 (i.e., calendar periods beginning on January 1, 2020) and interim periods thereafter.  Early adoption will be permitted for all entities

The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  The Board ultimately reached the conclusion that the economics of leases can vary for a lessee and that those economics should be reflected in the financial statements; therefore, Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP.

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.

New Accounting Pronouncements (Continued)

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

NOTE 4.

CONCENTRATIONS

Initial sales are concentrated with one client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

NOTE 5.

GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to October 31, 2017 resulting in net loss of $94,902.  There is no guarantee that Company will continue to generate revenues. At October 31, 2017, Company had $Nil in cash and there were outstanding liabilities of $64,270. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $0 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 6.

WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 7.

RELATED PARTY TRANSACTIONS

The director of the Company, Mr. Andris Berzins, may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of October 31, 2017, amount due to the directors of the Company is $13,235 which is unsecured, non-interest bearing with no specific repayment terms.

During the period ended October 31, 2017, payroll expense of $3,000 was charged with respect to a directors fee.

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8.

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

There was no income tax expense for the years ended July 31, 2017 and 2016. The rate was as follow;

Federal	34%
State	0%

The significant components of deferred tax assets and liabilities are as follows:

			From Inception (July 08, 2014) To October 31, 2017
	October 31,	July 31,
	2017	2017
Deferred tax assets
Net operating losses	$ (53,452)	$(14,190)	$(94,902)

Net deferred tax assets	$ 18,174	$ 4,825	$ 32,267
Less valuation allowance	$ (18,174)	$ (4,825)	$(32,267)
Deferred tax asset - net valuation allowance	$ -	$ -	$ -

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9.

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

As of October 31, 2017, the stockholders’ equity section of the Company contains Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of October 31, 2017, the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 10.

PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 located at Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. and office equipment for $9,750.  Depreciation expense for Latvia property and office equipment was $50 and $349 respectively for the three months period ended October 31, 2017.

NOTE 11.

COMMITMENTS AND CONTINGENCIES

On July 30, 2014, the Company entered into Commercial Lease Agreement for three years that expires on July 31, 2017 for $1,000 a month as the Company’s office space. The rent expense for the years ended July 31, 2017, 2016 and 2015 was $0 due to a free rent promotion offered by the property manager based upon the Company committing to a new lease beginning in August 2018, which has not been signed or agreed upon yet.

NOTE 12.

LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 13.

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to October 31, 2017, our operating expenses were comprised of selling, general and administrative expenses of $157,033. With the provision for income tax benefits of $1,478, resulted to a net loss of $96,379. Our selling, general and administrative expenses consist of mainly professional fees and depreciation expenses.

During the three months ended October 31, 2017 and 2016, we generated revenues of $Nil and $12,623, with cost of goods sold being $Nil and $11,269, resulting in gross profits of $Nil and $1,354, respectively.  Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $53,452 and $3,877, respectively, resulting in net loss of $53,452 and $2,522. Our selling, general and administrative expenses for the period consisted of mainly professional fees and depreciation expenses.

Our total assets at October 31, 2017 were $13,369, which was $Nil in cash, $1,000 in other assets and $12,369 in property and equipment.  We currently anticipate that our legal and accounting fees over the next 12 months, as result of being a reporting company with the SEC and more capital financing activities occurred, will be approximately $30,000.

We received the initial equity funding of $4,000 from our director and previous officer who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

As of October 31, 2017 the Company had 5,000,000 shares of common stock issued and outstanding.

As of October 31, 2017, there is a total of $13,235 in amount due to related parties owed by the company to directors for expenses that had paid on behalf of the company.  The amount is interest free and payable on demand.

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10Q, we have not entered into any definitive agreement to change our direction. The business plan of our company assumes that we will continue with our business as originally planned. However, as mentioned above, we are in discussions that could lead to another direction for the Company.

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

Based on our current operating plan, we believe that we cannot guarantee for any increase in our revenue from selling our glass craft products in the next quarter and coming twelve months.   We may need to obtain additional financing to operate our business for the next twelve months.  Additional financing, whether through public or private equity or debt financing, arrangements  with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

At October 31, 2017 we had $Nil in cash and there were outstanding liabilities of $64,270.  Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITAIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A:  RISK FACTORS

Not applicable as a smaller reporting company.

ITEM 2:  SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.     EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.      Description

31.1*     Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*     Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

101        Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Registrant

Date:  December 20, 2017

By /s/ Riggs Cheung

__________________________

Riggs Cheung

Chief Executive Officer and

Chief Financial Officer