Form 10-Q
period 2018-01-31
Summit Networks Inc.
filed 2018-03-19
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

Commission file number 333-199108

SUMMIT NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Room 710A, 7/F., Ho King Commercial Centre,

2-16 Fa Yuen Street, Mong Kok, Kowloon,

Hong Kong

 (Address of principal executive offices, including zip code.)

 (852) 6997-0034
(Telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,649,000 shares as of March 17, 2018.

SUMMIT NETWORKS INC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

SUMMIT NETWORKS INC.

(A Development Stage Company)

BALANCE SHEETS

	Notes	January 31, 2018	July 31, 2017
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$-	$-
Receivable- Escrow account		62	-
Total current assets		62	-
Non-current assets
Other Assets		$1,000	$1,000
Property & Office Equipment, net		11,970	12,768
Deferred Tax Asset		-	-
Total non-current assets		12,970	13,768
TOTAL ASSETS		$13,032	$13,768
LIABILITIES LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$43,822	$-
Amount due to related party		13,835	11,217
Accrued expenses		9,907	-
Total current liabilities		67,564	11,217
TOTAL LIABILITIES		$67,564	$11,217

Stockholders’ equity
Common stock, $0.001 par value, 75,000,000 shares authorized; none issued and outstanding authorized; 5,250,000 and 5,000,000 shares issued and outstanding, as at January 31, 2018 and July 31, 2017 respectively		$5,250	$5,000
Additional paid-in capital		46,250	39,000
(Accumulated deficit) during development stage		(106,032)	(41,449)
TOTAL STOCKHOLDERS’ EQUITY		(54,532)	2,551
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$13,032	$13,768

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended 1/31/2018	Three Months Ended 1/31/2017	Six Months Ended 1/31/2018	Six Months Ended 1/31/2017	From Inception 7/18/2004 to 1/31/2018
	$	$	$	$	$
Sales	-	7,560	-	20,183	223,910

Cost of sales	-	3,648	-	14,917	163,257

Gross profit	-	3,912	-	5,266	60,653

Selling, General & Administrative Expenses	11,131	4,362	64,583	8,239	168,163

(Loss)/Income from operations	(11,131)	(450)	(64,583)	(2,973)	(107,510)
Other income/ (expenses)	-	-	-	-	-

(Loss)/Income before income taxes	(11,131)	(450)	(64,583)	(2,973)	(107,510)

Income tax benefit	-	-	-	-	1,478

Net (Loss)/Income	(11,131)	(450)	(64,583)	(2,973)	(106,032)

Earnings per share of common stock
- Basic	(0.00)	(0.00)	(0.01)	(0.00)
- Diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common stock
- Basic	5,176,630	5,000,000	5,088,315	5,000,000
- Diluted	5,176,630	5,000,000	5,088,315	5,000,000

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common stock		Additional	Deficit during		Total
	Shares	Amount	paid-in	Development	Subscription	stockholders'
	outstanding		capital	Stage	Receivable	equity/(deficit)

Balance, July 8, 2014	-	$-	$-	$-	$-	$-

Stock issued on July 23, 2014 @$0.001 per share	4,000,000	4,000	-	-	-	4,000

Net profit, July 31, 2014				5,090	-	5,090

Balance, July 31, 2014	4,000,000	$4,000	$-	$5,090	$-	$9,090

Stock issued on Jan 29, 2015 @$0.04 per shareNet	1,000,000	1,000	39,000	-	-	40,000

Net (loss), July 31, 2015				(22,902)		(22,902)

Balance, July 31, 2015	5,000,000	$5,000	$39,000	$(17,812)	$-	$26,188

Net (loss), July 31, 2016				(9,447)		(9,447)

Balance, July 31, 2016	5,000,000	$5,000	$39,000	$(27,259)	$-	$16,741

Net (loss), July 31, 2017				(14,190)		(14,190)

Balance, July 31, 2017	5,000,000	$5,000	$39,000	$(41,449)	$-	$2,551

Stock issued on Nov 28, 2017 @$0.001 per share	250,000	250	7,250	-	-	7,500

Net (loss), Jan 31, 2018				(64,583)	-	(64,583)

Balance, Jan 31, 2018	5,250,000	$5,250	$46,250	$(106,032)	$-	$(54,532)

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

			From Inception
	For the Six Months Ended		July 08, 2014 to (inception) Through
	Jan 31, 2018	Jan 31, 2017	Jan 31, 2018
Cash flows from operating activities:
Net (loss) income	$(64,583)	$(2,973)	$(106,032)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation expenses	798	798	5,780
Provision (benefit) for deferred taxes	-	1,478	(1,478)
Changes in operating assets and liabilities:
Receivable – Escrow account	(62)	-	(62)
Other assets	-	-	(1,000)
Accounts payable	43,822	-	56,060
Accrued expenses	9,907	-	9,907
Net cash (used in) provided by operating activities	(10,118)	(697)	(36,825)
Cash flows from investing activities:
Acquisition of Property & Equipment	-	-	(17,750)
Net cash (used in) investing activities	-	-	(17,750)
Cash flows from financing activities:
Issuance of common stock	7,500	-	51,500
Amounts due from related party	2,618	-	3,075
Net cash (used in) provided by financing activities	10.118	-	54,575

Net increase (decrease) in cash	-	(697)	-
Cash – beginning of period	-	859	-
Cash – end of period	$-	$162	$-
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 .-ORGANIZATION AND DESCRIPTION OF BUSINESS

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

b. Fair value of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2018.

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

NOTE 4. CONCENTRATIONS

Initial sales are concentrated with limited client. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

NOTE 5. GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to January 31, 2018 resulting in net loss of $105,807.  There is no guarantee that Company will continue to generate revenues. At January 31, 2018, Company had $Nil in cash and there were outstanding liabilities of $67,339. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $0 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 6. WARRANTS AND OPTIONS

There are 250,000 warrants and Nil options outstanding to acquire any additional shares of common. The warrants are issued on November 28, 2017 with an exercise price of $0.05 with a valid period of two years.

NOTE 7. RELATED PARTY TRANSACTIONS

The director of the Company, Mr. Riggs Cheung, may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

As of January 31, 2018, amount due to the directors of the Company is $13,835 which is unsecured, non-interest bearing with no specific repayment terms.

During the period ended January 31, 2018, payroll expense of $4,000 was charged with respect to director fee.

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

There was no income tax expense for the years ended July 31, 2017 and 2016. The rate was as follow;

Federal		34%
Federal	For the year 2018 and onward	25%
State		0%

The significant components of deferred tax assets and liabilities are as follows:

From Inception (July 08, 2014) To January 31, 2017
	January 31,	July 31,
	2018	2017
Deferred tax assets
Net operating losses	$ (64,358)	$ (14,190)	$ (105,807)
Deferred tax liability
Net deferred tax assets	$ 16,090	$ 4,825	$ 26,452
Less valuation allowance	$ (16,090)	$ (4,825)	$ (26,452)
Deferred tax asset - net valuation allowance	$ -	$ -	$ -

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9.STOCKHOLDERS’ EQUITY

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

As of January 31, 2018, the stockholders’ equity section of the Company contains Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,250,000 shares issued and outstanding.

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

On November 28, 2017 the Company issued 250,000 shares of common stock and warrants (collectively referred as the “Securities”) to one independent investor for cash totally of $7,500.  The purchase price for the Securities was $0.03 per Unit and will include a full warrant per common share exercisable at $0.05 valid for a period of two years after the subscription.

As of January 31, 2018, the Company had 5,250,000 shares of common stock issued and outstanding.

NOTE 10. PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 located at Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. and office equipment for $9,750.  Depreciation expense for Latvia property and office equipment was $50 and $349 respectively for the three months period ended January 31, 2018.

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

NOTE 13. SUBSEQUENT EVENTS

On February 27, 2018, Ms. Qiuli Chen was appointed as director to fill the vacancy of Mr. Jay Henderson previously resigned as director on November 24, 2017.

On March 15, 2018 the Company issued 399,000 shares of common stock and warrants (collectively referred as the “Securities”) to two investors for cash totally of $12,000. The purchase price for the Securities was $0.03 per Unit and will include a full warrant per common share exercisable at $0.05 valid for a period of two years after the subscription.

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, except the issued disclosed above, it was determined that no other subsequent events occurred that require recognition or disclosure in the financial statements.

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to January 31, 2018, our operating expenses were comprised of selling, general and administrative expenses of $167,939. With the provision for income tax benefits of $1,478, resulted to a net loss of $105,807. Our selling, general and administrative expenses consist of mainly professional fees and depreciation expenses.

During the three months ended January 31, 2018 and 2017, we generated revenues of $Nil and $7,560, with cost of goods sold being $Nil and $3,648, resulting in gross profits of $Nil and $3,912, respectively.  Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $10,906 and $4,362, respectively, resulting in net loss of $10,906 and $450. Our selling, general and administrative expenses for the period consisted of mainly professional fees and depreciation expenses.

During the six months ended January 31, 2018 and 2017, we generated revenues of $Nil and $20,183, with cost of goods sold being $Nil and $14,917, resulting in gross profits of $Nil and $5,266, respectively.  Our operating expenses for the same six month periods were comprised of selling, general and administrative expenses of $64,358 and $8,239, respectively, resulting in net loss of $64,358 and $2,973. Our selling, general and administrative expenses for the period consisted of mainly professional fees and depreciation expenses.

Our total assets at January 31, 2018 were $13,032, which was $Nil in cash, $62 in receivable of escrow account, $1,000 in other assets and $11,970 in property and equipment.  We currently anticipate that our legal and accounting fees over the next 12 months, as result of being a reporting company with the SEC and more capital financing activities occurred, will be approximately $40,000.

We received the initial equity funding of $4,000 from our director and previous officer who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

On November 28, 2017 the Company issued a total of 250,000 shares of common stock and warrants (collectively referred as the “Securities”) to one independent investor for cash totally of $7,500.  The purchase price for the Securities was $0.03 per Unit and will include a full warrant per common share exercisable at $0.05 valid for a period of two years after the subscription.

As of January 31, 2018 the Company had 5,250,000 shares of common stock issued and outstanding.

As of January 31, 2018, there is a total of $13,835 in amount due to related parties owed by the company to directors for expenses that had paid on behalf of the company.  The amount is interest free and payable on demand.

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

Liquidity and Capital Resources

At January 31, 2018 we had $Nil in cash and there were outstanding liabilities of $67,339.  Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, determined that our internal controls over disclosure controls and procedures were effective and were adequate to insure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act were recorded, processed, summarized and reported within the time period specified in the commission rules and forms.

Management Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2018 using the May 2013 updated criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2018, we determined that such controls were effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.     EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.

Description

31.1

Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1

Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

101

Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Registrant

Date:  March 17, 2018

By /s/ Riggs Cheung

__________________________

Riggs Cheung

Chief Executive Officer and

Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Riggs Cheung, certify that:

1.	I have reviewed this report on Form 10-Q.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 17, 2018

/s/ Riggs Cheung
Riggs Cheung
Chief Executive Officer &

Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Summit Networks Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2018 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Riggs Cheung, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 17th day of March, 2018.

/s/ Riggs Cheung
Riggs Cheung

Chief Executive Officer &

Chief Financial Officer