Form 10-Q/A
period 2018-01-31
Summit Networks Inc.
filed 2018-03-20
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1-Form 10-Q)

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.     EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.

Description

31.1

Amended Sec. 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1

Amended Sec. 906 Certification of Chief Executive Officer and Chief Financial Officer

101

Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Registrant

Date:  March 20, 2018

By /s/ Riggs Cheung

__________________________

Riggs Cheung

Chief Executive Officer and

Chief Financial Officer