Form 10-Q
period 2018-04-30
Summit Networks Inc.
filed 2018-06-19
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,649,999 shares as of June 18, 2018.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

SUMMIT NETWORKS INC.

(A Development Stage Company)

BALANCE SHEETS

	Notes	April 30, 2018	July 31, 2017
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$-	$-
Receivable- Escrow account		4,556	-
Total current assets		4,556	-
Non-current assets
Other Assets		$1,000	$1,000
Property & Office Equipment, net		11,571	12,768
Deferred Tax Asset		-	-
Total non-current assets		12,571	13,768
TOTAL ASSETS		$17,127	$13,768
LIABILITIES
Current liabilities:
Accounts payable		$-	$-
Amount due to related party		58,422	11,217
Accrued expenses		16,732	-
Total current liabilities		75,153	11,217
TOTAL LIABILITIES		$75,153	$11,217

Stockholders’ equity
Common stock, $0.001 par value, 75,000,000 shares authorized; none issued and outstanding		$5,650	$5,000
authorized; 5,649,999 and 5,000,000 shares issued and outstanding, as at April 30, 2018 and July 31, 2017 respectively
Additional paid-in capital		57,850	39,000
(Accumulated deficit) during development stage		(121,526)	(41,449)
TOTAL STOCKHOLDERS’ EQUITY		(58,026)	2,551
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$17,127	$13,768

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended 4/30/2018	Three Months Ended 4/30/2017	Nine Months Ended 4/30/2018	Nine Months Ended 4/30/2017	From Inception 7/18/2004 to 4/30/2018
	$	$	$	$	$
Sales	-	8,010	-	28,193	223,910

Cost of sales	-	6,349	-	21,266	163,257

Gross profit	-	1,661	-	6,927	60,653

Selling, General & Administrative Expenses	15,720	1,320	80,077	9,559	183,658

(Loss)/Income from operations	(15,720)	341	(80,077)	(2, 632)	(123,004)

Other income/ (expenses)	-	-	-	-	-

(Loss)/Income before income taxes	(15,720)	341	(80,077)	(2, 632)	(123,004)

Income tax benefit	-	-	-	-	1,478

Net (Loss)/Income	(15,720)	341	(80,077)	(2,632)	(121,526)

Earnings (loss) per share of common stock
- Basic	(0.29 cents)	0.01 cents	(1.54 cents)	(0.05 cents)
- Diluted	(0.29 cents)	0.01 cents	(1.54 cents)	(0.05 cents)

Weighted average number of common stock
- Basic	5,461,235	5,000,000	5,209,890	5,000,000
- Diluted	5,461,235	5,000,000	5,209,890	5,000,000

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common stock		Additional	Deficit during		Total
	Shares	Amount	paid-in	Development	Subscription	stockholders'
	outstanding		capital	Stage	Receivable	equity/(deficit)

Balance, July 8, 2014	-	$-	$-	$-	$-	$-

Stock issued on July 23, 2014
@$0.001 per share	4,000,000	4,000	-	-	-	4,000
Net profit, July 31, 2014				5,090	-	5,090

Balance, July 31, 2014	4,000,000	$4,000	$-	$5,090	$-	$9,090

Stock issued on Jan 29, 2015
@$0.04 per share	1,000,000	1,000	39,000	-	-	40,000
Net (loss), July 31, 2015				(22,902)		(22,902)

Balance, July 31, 2015	5,000,000	$5,000	$39,000	$(17,812)	$-	$26,188

Net (loss), July 31, 2016				(9,447)	-	(9,447)

Balance, July 31, 2016	5,000,000	$5,000	$39,000	$(27,259)	$-	$16,741

Net (loss), July 31, 2017				(14,190)		(14,190)

Balance, July 31, 2017	5,000,000	$5,000	$39,000	$(41,449)	$-	$2,551

Stock issued on Nov 28, 2017
@$0.001 per share	250,000	250	7,250		-	7,500
Stock issued on March 15, 2018
@$0.001 per share	399,999	400	11,600		-	12,000
Net (loss), April 30, 2018				(80,077)	-	(80,077)

Balance, April 30, 2018	5,649,999	$5,650	$57,850	$(121,526)	$-	$(58,026)

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

			From Inception
	For the Nine Months Ended		July 08, 2014 to (inception) Through
	April 30, 2018	April 30, 2017	April 30, 2018
Cash flows from operating activities:
Net (loss) income	$(80,077)	$(2,632)	$(121,526)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation expenses	1,197	1,197	6,179
Provision (benefit) for deferred taxes	-	1,478	(1,478)
Changes in operating assets and liabilities:
Receivable – Escrow account	(4,556)	-	(4,556)
Other assets	-	-	(1,000)
Accounts payable	-	-	12,238
Accured expenses	16,732	-	16,732
Net cash (used in) provided by operating activities	(66,705)	43	(93,412)
Cash flows from investing activities:
Acquisition of Property & Equipment	-	-	(17,750)
Net cash (used in) investing activities	-	-	(17,750
Cash flows from financing activities:
Issuance of common stock	19,500	-	63,500
Amounts due from related party	47,205	-	47,662
Net cash (used in) provided by financing activities	66,705	-	111,162

Net increase (decrease) in cash	-	43	-
Cash – beginning of period	-	859	-
Cash – end of period	$-	$902	$-
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

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

b.

Fair value of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2018.

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

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.

Recently Issued Accounting Guidance

FASB Simplifies Adoption of New Leases Standard for Certain Land Easements. The FASB has issued Accounting Standards Update (ASU) No. 2018-01, Leases (Topic 842):Land Easement Practical Expedient for Transition to Topic 842, which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements.

ASU 2018-01 is expected to reduce the cost of adopting the new leases standard for certain land easements. It is also an attempt to help ensure that companies can make a successful transition to the standard without compromising the quality of information provided to investors about these transactions.

Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. Land easements are used by utility and telecommunications companies, for example, when they need to take a small strip of land, or easement, to bury wires. Not all companies have historically accounted for them as leases.

Stakeholders pointed out that the requirement to evaluate all old and existing land easements, sometimes numbering in the tens of thousands, to determine if they meet the definition of a lease under the new standard could be very costly. They also noted there would be limited benefit to applying this requirement, as many of their land easements would not meet the definition of a lease, or even if they met that definition, many of their easements are prepaid and, therefore, already are recognized on the balance sheet.

The land easements ASU addresses this by:

•

Providing an optional transition practical expedient that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard; and

•

Clarifying that new or modified land easements should be evaluated under the new leases standard, once an entity has adopted the new standard.

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•

A description of the accounting policy for releasing income tax effects from AOCI;

•

Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and

•

Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.

Recently Issued Accounting Guidance (Continued)

The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

FASB Issues Corrections and Improvements to Financial Instruments. The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

•

Issue 1: Equity Securities without a Readily Determinable Fair Value— Discontinuation. The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820,Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

•

Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments. The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

•

Issue 3: Forward Contracts and Purchased Options. The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

•

Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities. The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15,Derivatives and Hedging— Embedded Derivatives, or 825-10,Financial Instruments— Overall.

•

Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency. The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

•

Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944,Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt ASU 2018-03 until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. For all other entities, the effective date is the same as the effective date in ASU 2016-01.

All entities may early adopt ASU 2018-03 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01.

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.

Recently Issued Accounting Guidance (Continued)

FASB Adds SEC Guidance to the Codification on the Tax Cuts and Jobs Act. The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•

Question 1:If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•

Answer 1:In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•

Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•

Answer 2:The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a)

Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b)

Disclosures of items reported as provisional amounts;

c)

Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d)

The reason why the initial accounting is incomplete;

e)

The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f)

The nature and amount of any measurement period adjustments recognized during the reporting period;

g)

The effect of measurement period adjustments on the effective tax rate; and

h)

When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

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

The Company had limited operations during the period from July 8, 2014 (date of inception) to April 30, 2018 resulting in net loss of $121,526.  There is no guarantee that Company will continue to generate revenues. At April 30, 2018, Company had $Nil in cash and there were outstanding liabilities of $75,153. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $0 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of April 30, 2018, the amount due to related parties of the Company is $58,422 which is unsecured, non-interest bearing with no specific repayment terms.

During the period ended April 30, 2018, payroll expense of $4,000 was charged with respect to director fee.

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

There was no income tax expense for the nine months period ended April 30, 2018 and 2017. The rate was as follow;

	April 30, 2018	April 30, 2017
US Federal Statutory Tax Rate *	34.0%	15.0%
Nevada State & Local Tax Rate	0.0%	0.0%
Net Operating Loss Carryforward	(0.0)%	(0.0)%
Effective Tax Rate	15.0%	15.0%

*for the Financial year 2018 and onward will reduce to 25%

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

As of April 30, 2018, the stockholders’ equity section of the Company contains Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,649,999 shares issued and outstanding.

On July 23, 2014 the Company issued a total of 4,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $4,000.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

On November 28, 2017 and on March 14, 2018, the Company issued a total of 649,999 shares of common stock to one independent investor and two shareholders for cash consideration totally of $19,500.  The purchase price for the common stocks was $0.03 per common share.

As of April 30, 2018, the Company had 5,649,999 shares of common stock issued and outstanding.

NOTE 10.

PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 located at Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. and office equipment for $9,750.  Depreciation expense for Latvia property and office equipment was $50 and $349 respectively for the three months period ended April 30, 2018.

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

NOTE 13.

SUBSEQUENT EVENTS

On May 8, 2018, the Company entered into a Share Purchase agreement with Mr. Yum Yin Wong and Dennis Hang Cheung on acquisition of all the shares of Real Capital Limited, a Hong Kong registered company.  The purchase consideration in cash for all the outstanding shares of Real Capital Limited is total of US$1,910 (HK$15,000).

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to April 30, 2018, our operating expenses were comprised of selling, general and administrative expenses of $183,658. With the provision for income tax benefits of $1,478, resulted to a net loss of $121,526. Our selling, general and administrative expenses consist of mainly professional fees and depreciation expenses.

During the three months ended April 30, 2018 and 2017, we generated revenues of $Nil and $8,010, with cost of goods sold being $Nil and $6,349, resulting in gross profits of $Nil and $1,661, respectively.  Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $15,720 and $1,320, respectively, resulting in net loss of $15,720 and a net profit of $341. Our selling, general and administrative expenses for the period consisted of mainly professional fees and depreciation expenses.

During the nine months ended April 30, 2018 and 2017, we generated revenues of $Nil and $28,193, with cost of goods sold being $Nil and $21,266, resulting in gross profits of $Nil and $6,927, respectively.  Our operating expenses for the same nine month periods were comprised of selling, general and administrative expenses of $80,077 and $9,559, respectively, resulting in net loss of $80,077 and $2,632. Our selling, general and administrative expenses for the period consisted of mainly professional fees and depreciation expenses.

Our total assets April 30, 2018 were $17,127, which was $Nil in cash, $4,556 in receivable of escrow account, $1,000 in other assets and $11,571 in property and equipment.  We currently anticipate that our legal and accounting fees over the next 12 months, as result of being a reporting company with the SEC and more capital financing activities occurred, will be approximately $40,000.

We received the initial equity funding of $4,000 from our director and previous officer who purchased 4,000,000 shares of our common stock at $0.001 per share.

On January 29, 2015 the Company issued a total of 1,000,000 shares of common stock to 30 independent investors for cash in the amount of $0.04 per share for a total of $40,000.

On November 28, 2017 and on March 14, 2018, the Company issued a total of 649,999 shares of common stock to one independent investor and two shareholders for cash consideration totally of $19,500.  The purchase price for the Securities was $0.03 per common share.

As of April 30, 2018 the Company had 5,649,999 shares of common stock issued and outstanding.

As of April 30, 2018, there is a total of $58,422 in amount due to related parties owed by the company to directors for expenses that had paid on behalf of the company.  The amount is interest free and payable on demand.

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

Liquidity and Capital Resources

At April 30, 2018 we had $Nil in cash and there were outstanding liabilities of $75,153. As at July 31, 2017, we had $Nil in cash and the outstanding liabilities were $11,217. The working capital deficits were $70,597 and $11,217, for April 30, 2018 and July 31, 2017, respectively. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date:  June 18, 2018

By /s/ Riggs Cheung

__________________________

Riggs Cheung

Chief Executive Officer and

Chief Financial Officer