Form 10-K
period 2018-07-31
Summit Networks Inc.
filed 2018-11-13
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Registrant’s telephone number, including area code 852-5106 3566

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes []   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes []    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No[]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer []	Accelerated filer []	Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes []    No ☑

At July 18, 2018, the last business day of the Registrant's most recently completed fiscal year, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2,354,519. As of July 31, 2018, the registrant had 6,104,999 shares of common stock, par value $0.001 per share issued and outstanding.

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

ITEM 1.       BUSINESS

Corporate Background and General Business Overview

Our Company was incorporated in the State of Nevada on July 8, 2014 to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China.  We are a development stage company and also considered an “Emerging Growth Company”.  Our fiscal year end is July 31st. We have an office located at Room 710A, 7/F, Ho King Commercial Centre, 2-16 Fa Yuen Street, Mong Kok, Kowloon, Hong Kong. On July 28, 2014 we purchased an office and small shop for US$8,000, located at: Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia.  Our primary activities will be carried out by our director residing in China, Qiuli Chen.  She will be working from this location as her schedule permits, to process sales, oversee company operations in US, make sure our business plan in implemented as it should – including verifying that orders are fulfilled properly, regular office work (processing incoming mail, making phone calls to customers and suppliers, etc.) and working on our website content. Our President and CEO Riggs Cheung also oversees the implementation of the business strategy and is responsible for the development of new initiatives and future expansion of the Company’s operations.

We are in the early stages of developing our plan to distribute glass craft products, in forms including but not limited to glass crafts, novelties, knobs, trophies, vases, glasses, boxes, bowls, trays, plates.  We currently have some operating history which includes revenues and cost of sales.  Our plan of operations over the 12-month period is to continue to develop and grow our glass craft products distribution business and hire more salespeople (See “Business of the Company” and “Plan of Operations”). We are also actively looking to expand our business operations into the food and beverage industry, and other possible opportunities via our new subsidiary Real Capital Limited (a Hong Kong company) which was acquired on May 8, 2018.

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

As of July 31, 2018 the Company had 6,104,999 shares of common stock issued and outstanding.

Our financial statements from inception on July 8, 2014 through our fifth fiscal year ended July 31, 2018 reported $223,910 in revenues and a net loss of $136,266.  Our financial statements from inception on July 8, 2014 through our fourth fiscal year ended July 31, 2017 reported $223,910 in revenues and a net loss of $41,449.

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

Potential customers

We currently sell our products to wholesale customers; we may in the future sell in the retail market.  Our director, Ms. Qiuli Chen markets our products and negotiates agreements with potential customers in the USA.  We use marketing strategies, such as web advertisements, direct mailing, and phone calls to market our products and acquire potential customers.  We plan to attend trade shows in our industry to showcase our product with a goal to find new customers.

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

Facilities

We currently own our physical property of our office and shop in Latvia.  Our current business address is Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. We also have an office at Room 710A, 7F, Ho King Commercial Centre, 2-16 Fa Yuen Street, Kowloon, Hong Kong. This office is provided for no charge by Dennis Cheung who is a related party of the Company.

Qiuli Chen (our director) and Riggs Cheung (our director, President and CEO), work on Company business from our office in Hong Kong.  This location serves as our primary office for planning and implementing our business plan.  Management believes the current premises arrangements are sufficient for its needs for at least the next 12 months.

The primary activities at the Hong Kong location are carried out by our director Qiuli Chen . She is working from this location as her schedule permits, to process sales, oversee company operations in, make sure our business plan in implemented as it should – including verifying that orders are fulfilled properly, regular office work (processing incoming mail, making phone calls to customers and suppliers, etc.) and working on our website content. Mr. Cheung divides his time between the Hong Kong office and his residence in the U.S.A.

We might use the Hong Kong shop later on to make some of our own brand assembly of glass craft products, but it will require more funds in the future. We first need to make our company successful by simply doing what we do best: the distribution of ready-made products from our suppliers.

Employees and Employment Agreements

We have no employees as of the date of this report.  Our director, Qiuli Chen, devotes as much time as the Board of Directors determines is necessary for him to manage the affairs of the Company.  As our business and operations increase, we will hire full time management and administrative support personnel.

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

We were incorporated on July 8, 2014 and have limited operations.  We have realized some revenues to date. Our proposed glass craft products distribution business is still under development and, combined with our limited operating history, this can make an evaluation of our future success or failure very difficult.  Our financial statements as of July 31, 2018 show an accumulated deficit of $136,266, we anticipate that we will incur net losses from our operations for the foreseeable future.  This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our products. We may fail to generate revenues in the future.  If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income.  Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

Some of our competitors’ warehouse products they import from overseas, which allows them to continue delivering their products for the near term, despite overseas shipping disruptions. If our competitors are able to deliver products when we cannot, our reputation may be damaged, and we may lose customers to our competitors.

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

We currently depend entirely on Mr. Cheung and Ms. Chen for all of our operations.   The loss of either would have a substantial negative effect on our company.  Neither have been compensated for their services since our incorporation, and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues.  There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of Mr. Cheung or Ms. Chen services could prevent us from completing the development of our business.  In the event of the loss of their services, no assurance can be given that we will be able to obtain the services of an adequate replacement.

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

We have not formulated a plan to resolve any possible conflict of interest with his other business activities.  Because we rely primarily on Mr. Cheung and Ms. Chen to maintain our business contacts and to promote our products, their limited devotion of time and attention to our business may hurt the operation of our business.

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

While we are organized under the laws of State of Nevada, our headquarters and assets are located outside the United States, in Latvia and in Hong Kong.  Consequently, it may be difficult for investors to affect service of process on our officers and directors and to enforce in the United States judgments obtained in United States courts against the Company and its officers and directors based on the civil liability provisions of the United States securities laws.  Since the majority our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.  As well, any judgment obtained in the United States against us is likely not enforceable in Latvia.

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

Risks Associated with our Common Stock

Our shares of common stock are listed for trading on the OTC Bulletin Board, the trading price may fluctuate significantly, and stockholders may have difficulty reselling their shares.

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

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable.  Investors that require liquidity should also not invest in our common stock.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  There is no established trading market, and should one develop, it will likely be volatile and subject to minimal trading volumes.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 75,000,000 shares of common stock. At present, there are 6,104,999 issued and outstanding shares of common stock.  Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

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

The Company has also an executive office at Room 710A, 7/F, Ho King Commercial Centre, 2-16 Fa Yuen Street, Mong Kok, Kowloon, Hong Kong. This office is provided for no charge by Dennis Cheung, who is a related party of the Company.

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

Holders of our Common Stock

As of July 31, 2018, there were 36 registered stockholders, holding 6,104,999 shares of our issued and outstanding common stock.

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

On July 24, 2018, the Company issued a total of 455,000 shares of common stock to one independent investor and two shareholders for cash consideration totally of $13,650.  The purchase price for the common stocks was $0.03 per common share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2018.

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to July 31, 2018, our operating expenses were comprised of selling, general and administrative expenses of $198,398.  The provision for income tax benefits was $1,478, resulting in a net loss of $136,266. Our selling, general and administrative expenses consisted of mainly professional fees and depreciation expenses.

During the year ended July 31, 2018, we generated $Nil in revenues with cost of goods sold being $Nil, resulting in a gross profit of $Nil.  Our operating expenses for the same period were comprised of selling, general and administrative expenses of $94,817, resulting in a net loss of $94,817. Our total assets at July 31, 2018 were $33,457, which was $17,729 in cash, $4,556 in receivable and $11,172 in property and office equipment (net).

During the Comparable year ended July 31, 2017, we generated $28,193 in revenues with cost of goods sold being $21,266 resulting in a gross profit of $6,927. Our operating expenses for the Comparable year were comprised of selling, general and administrative expenses of $21,118, resulting in a net loss of $14,190. Our total assets at July 31, 2017 were $13,768, which was $1,000 in other assets and $12,768 in property and office equipment (net).

We currently anticipate that our legal and accounting fees over the next 12 months as a result of being a reporting company with the SEC, and will be approximately $50,000.

As of July 31, 2018 and 2017 the Company had 6,104,999 and 5,000,000 shares of common stock issued and outstanding, respectively.

As of July 31, 2018 and 2017, the amounts due to director and shareholders for expenses that have been paid on behalf of the company were total of $58,038 and $11,217, respectively. The loan is interest free and payable on demand.

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10K, we have not entered into any definitive agreement to change our direction. The business plan of our company below assumes that we will continue with our business as originally planned. However, as mentioned above, we are in discussions that could lead to another direction for the Company. We are also actively looking to expand our business operations into the food and beverage industry, and other possible opportunities via our new subsidiary Real Capital Limited (a Hong Kong company) which was acquired on May 8, 2018.

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

Liquidity and Capital Resources

As at July 31, 2018 and 2017, we had $17,729 and $Nil in cash, and there were outstanding liabilities of $96,216 and $11,217 respectively.  Our directors have verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but has no legal obligation to do so.

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

b.   Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2018.

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

f.   Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition” - when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has generated $223,911 in revenue since its inception.

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

We have audited the accompanying consolidated balance sheets of Summit Networks Inc. ("the Company") as of July 31, 2018, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended July 31, 2018. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Networks Inc. as of July 31, 2018, and the consolidated results of its operations, and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has experienced limited operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also not described in notes to consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Engagement Partner: Zia Ullah - FCA

Date: November 13, 2018

gmn international
PARTNERING FOR SUCCESS
GMN International is an association of
Legally independent accounting firms

SUMMIT NETWORKS INC.
(A Development Stage Company)
Consolidated Balance Sheet (Audited)

	Year Ended		Year Ended
	July 31,		July 31,
	2018		2017

Current Assets
Cash	17,729		-
Receivable at escrow account	4,556		-
Total Current Assets	$22,285	$

Non-current Assets
Other Assets	-		1,000
Property & Office Equipment, net	11,172		12,768
Total Non-current Assets	11,172		13,768
TOTAL ASSETS	$34,457		$13,768

Current Liabilities
Amount due to related party	21,192		11,217
Amount due to shareholders	36,846
Amount due to unrelated party	23,167		-
Accrued expenses	15,011		-
Total Liabilities	$96,216		$11,217

Stockholders' Equity
Common stock, $0.001 par value, 75,000,000 shares
authorized; 6,104,999 and 5,000,000 shares issued and outstanding as of July 31, 2018 and July 31, 2017	6,105		5,000
Additional Paid in Capital	67,402		39,000
Accumulated losses during development stage	(136,266)		(41,449)
Total Stockholders' Equity	(62,759)		2,551
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$34,457		$13,768

The annexed notes 1 to 13 form an integral part of these financial statements.

SUMMIT NETWORKS INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Audited)

	For the	For the	From July 8, 2014
	Year Ended	Year Ended	(Inception) to
	July 31,	July 31,	July 31,
	2018	2017	2018
Sales	$-	$28,193	$223,910
Cost of Goods	-	21,266	163,257
Gross Profit	-	6,927	60,653

Selling, General & Administrative Expenses	94,817	21,118	198,398

Income / (loss) from operations	(94,817)	(14,190)	(137,744)

Other income / (expenses)	-	-	-

Income before income taxes	(94,817)	(14,190)	(137,744)

Income tax benefit	-	-	1,478

Net Income (Loss)	(94,817)	(14,190)	(136,266)

Basic and diluted earnings per share	$(1.77)	$(0.28)

Weighted average number of common shares outstanding	5,360,328	5,000,000

The annexed notes 1 to 13 form an integral part of these financial statements.

SUMMIT NETWORKS INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Audited)

	For the	For the	From 7/8/2014
	Year Ended	Year Ended	(inception) to
	July 31,	July 31,	7/31/2018
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(94,817)	$(14,192)	$(136,266)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation Expense	1,596	1,596	6,578
Provision (benefit) for deferred taxes	-	1,478	(1,478)
Changes in operating assets and liabilities:
Receivable – Escrow account	(4,556)	-	(4,556)
Other assets	1,000	-	-
Accounts payable	-	10,760	12,238
Accrued expenses	15,011	(500)	15,011
Net cash provided by (used in) operating activities	(81,766)	(859)	(108,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property & Equipment	-	-	(17,750)
Investment in subsidiary	(3,643)	-	(3,643)
Net cash provided by (used in) investing activities	(3,643)	-	(21,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	69,988	-	70,446
Issuance of common stock	33,150	-	77,150
Net cash provided by (used in) financing activities	103,138	-	147,596

Net increase (decrease) in cash	17,729	(859)	17,729
Cash at beginning of period	-	859	-
Cash at end of year	$17,729	$-	$17,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The annexed notes 1 to 13 form an integral part of these financial statements.

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 8, 2014 (Inception) to July 31, 2018 (Audited)

				Income/(loss)
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total

Balance, August 1, 2014	4,000,000	$4,000	$-	$5,090	$-	$9,090

Stock issued for cash on January 29, 2015 @ $0.04 per share	1,000,000	1,000	39,000		-	40,000

Net loss, July 31, 2015				(22,900)	-	(22,900)

Balance, July 31, 2015	5,000,000	$5,000	$39,000	$(17,810)	$-	$26,190

Net loss, July 31, 2016				(9,447)	-	(9,447)

Balance, July 31, 2016	5,000,000	$5,000	$39,000	$(27,257)	$-	$16,743

Net loss, July 31, 2017				(14,192)	-	(14,192)

Balance, July 31, 2017	5,000,000	$5,000	$39,000	$(41,449)	$-	$2,551

Stock issued for cash on Nov 28, 2017 @ $0.03 per share	250,000	250	7,250			7,500
Stock issued for cash on Mar 15, 2018 @ $0.03 per share	399,999	400	11,600			12,000
Stock issued for cash on July 24, 2018 @ $0.03 per share	455,000	455	13,195			13,650

Loss on acquisition of Real Capital Limited			(3,643)			(3,643)

Net loss, July 31, 2018				(94,817)		(94,817)

Balance, July 31, 2018	6,104,999	$6,105	$67,402	$(136,266)	$-	$(62,759)

The annexed notes 1 to 13 form an integral part of these financial statements.

 NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014.  The Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China. We are also actively looking to expand our business operations into the food and beverage industry, and other possible opportunities via our new subsidiary Real Capital Limited (a Hong Kong company) which was acquired on May 8, 2018.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and minimal sales. The Company has commenced limited operations. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

NOTE 2.   BASIS OF PRESENTATION & PRINCIPLES OF CONSOLIDATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company, on May 8, 2018, the Company acquired all the shares of Real Capital Limited, a Hong Kong registered company.  The purchase consideration in cash for all the outstanding shares of Real Capital Limited is total of US$1,910 (HK$15,000). After the completion, Real Capital Limited is 100% wholly owned by the Company.

The accompanying consolidated financial statements includes the accounts of the company, and its wholly owned subsidiary Real Capital Limited. All inter-company balances and transactions have been eliminated on consolidation.

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

b.  Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2018.

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

f.   Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition” - when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.  The Company has generated $223,911 in revenue since its inception.

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

The Company had limited operations during the period from July 8, 2014 (date of inception) to July 31, 2018 resulting in net loss of $136,266.  There is no guarantee that Company will continue to generate revenues. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage and has minimal expenses, management does not believe that the company’s current cash of $17,729 is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 6.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 7.   RELATED PARTY TRANSACTIONS

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and their other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of July 31, 2018, amount due to the director of the Company is $21,192 and amount due to shareholder is $36,846, which are unsecured, non-interest bearing with no specific repayment terms.

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

There was no income tax expense for the years ended July 31, 2018 and 2017. The rate was as follow:

Federal	34%
State	0%

The significant components of deferred tax assets and liabilities are as follows:

				From Inception (July 08, 2014) To July 31, 2018

	July 31,	July 31,
	2018	2017
Deferred tax assets
Net operating losses	$(94,817)	$(14,187)	$	$ (137,744)
Deferred tax liability
Net deferred tax assets	31,337	4,824		45,429
Less valuation allowance	(31,337)	(4,824)		(45,429)
Deferred tax asset - net valuation allowance	$-	$-		$-

NOTE 9.  STOCKHOLDERS’ EQUITY

Transactions, other than employees’ stock issuance, are in accordance with ASC No. 505. Thus, issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

As of July 31, 2018 and 2017, the stockholders’ equity section of the Company contains Common stock, $ 0.001 par value: 75,000,000 and 75,000,000 shares authorized; 6,104,999 and 5,000,000 shares issued and outstanding, respectively.

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

On July 24, 2018, the Company issued a total of 455,000 shares of common stock to one independent investor and two shareholders for cash consideration totally of $13,650.  The purchase price for the common stocks was $0.03 per common share.

As of July 31, 2018, the Company had 6,104,999 shares of common stock issued and outstanding.

NOTE 10.  PROPERTY AND EQUIPMENT

The Company currently has property consisting of an office and shop for $8,000 located at Jaunciema gatve 40, Ziemeļu rajons, Rīga, LV-1023, Latvia. and office equipment for $9,750.  Depreciation expense for Latvia property and office equipment was $1,396 and $200 respectively for the year ended July 31, 2018.

NOTE 11.  COMMITMENT & CONTINGENCIES

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company’s Board of Directors engaged Zia Masood Kiani and Co to serve as the Company’s independent registered public accounting firm effective March 13, 2017, and continue the engagement of the audit for the year ended July 31, 2018.

During the Company’s fiscal years ended July 31, 2016 and 2015, and the subsequent interim period from August 1, 2016 to the date of this report, the Company did not consult with Zia Masood Kiani and Co regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of July 31, 2018, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended July 31, 2018 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of July 31, 2018.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officers and directors are as follows:

Name	Age	Positions with Company	Served as Director since
Andris Berzins	38	Director (a)	July, 2014
Riggs Cheung	46	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (b)	June, 2017
Zhixing Sun	48	Chief Operations Officer and Director (c)	August, 2017
Jay Henderson	43	Independent Director (d)	August, 2017
Qiuli Chen	27	Director (e)	Feb, 2018

(a)

Appointed on July 8, 2014 and  resigned on July 9, 2018;

(b)

Appointed on June 22, 2017

(c)

Appointed on August 19, 2017 and resigned on March 30, 2018

(d)

Appointed on August 19, 2017 and resigned on November 24, 2017

(e)

Appointed on February 27, 2018

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

Qiuli Chen - On February 27, 2018 The Board of Directors appointed Ms. Qiuli Chen to fill the empty position on the Board caused by the resignation of Mr. Jay Henderson, as previously reported.  Qiuli Chen is 27 years old, and she received her Bachelor of Arts in Economics from the University of Iowa in June 2014.  From September 2014 until June 2015 Ms. Chen served as General Secretary Assistant for the Guangzhou Association for Promotion of Science Technology and Finance, located in Guangzhou China.  From June 2015 to the present, Ms. Chen has served as an Operations Director for Nice Great International Limited located in Hong Kong.

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

Significant Employees

As of July 31, 2018, we have no full-time employee in our Hong Kong office or Latvia office.

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

ITEM 11.      EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, Treasurer and Secretary (collectively, the “Named Executive Officer”) from inception on July 8, 2014 until July 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Andris Berzins	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary & Treasurer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Riggs Cheung	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, CFO	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Zhixing Sun	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
COO	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jay Henderson	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2017	4,000	-0-	-0-	-0-	-0-	-0-	-0-	4,000

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

Stock Option Grants

We do not currently have a stock option plan nor have any long-term incentive plans that provide compensation intended to serve as an incentive for performance.  No individual grants of stock options or other equity incentive awards have been made to our officer or director since our inception; accordingly, none were outstanding at July 31, 2018.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

Director Compensation

The following table sets forth director compensation as of July 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Andris Berzins	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Riggs Cheung	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Zhixing Sun	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jay Henderson	4,000	-0-	-0-	-0-	-0-	-0-	4,000
Qiuli Chen	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1.

Andris Berzins resigned as director on July 9, 2018

2.

Zhixing Sun resigned as director on March 30, 2018

3.

Jay Henderson resigned as director on November 24, 2017

4.

Qiuli Chen was appointed as director on February 27, 2018

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which our directors will be compensated in the future for any services provided as director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 31, 2018, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Kuen Harry Cheung Room 106, 10/F, Tian Yu Garden Lin He Road East Guangzhou, Guangdong Province, China	1,750,000 shares of common stock	28.67%
Common Stock	Hang Dennis Cheung Flat H, 5/F, Block 2 Whampoa Garden Bauhinia Mansions Kowloon, Hong Kong	1,250,000 shares of common stock	20.48%
Common Stock	Yee Man Cheung Rm 1709, North Tower Zhongzhou Centre, 1068 East Xingang Avenue Haizhu District Guangzhou, Guangdong Province, China	1,251,000 shares of common stock	20.49%

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of July 31, 2018, amount due to director amounting to $ 21,192, and amount due to shareholders amounting to $36,846. The amounts were interest free and repayment on demand.

We have not entered into any other transaction, nor are there any proposed transactions, in which our director and officer, or significant stockholder, or any member of the immediate family of any of the foregoing, had or is to have a direct or indirect material interest.

Our director, CEO and CFO, Riggs Cheung is related, as a brother, to our major shareholders Kuen Harry Cheung, Hang Dennis Cheung and Hin Cheung.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended July 31, 2018, the total fees billed for audit-related services was $3,150 for tax services was $0 and for all other services was $0.

During the year ended July 31, 2017, the total fees billed for audit-related services was $4,900, for tax services was $0 and for all other services was $0.

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

SUMMIT NETWORKS INC

By	/s/ Riggs Cheung
Riggs Cheung
Chief Executive Officer
and Chief Financial Officer

Date:	November 13, 2018