Form 10-K/A
period 2018-07-31
Summit Networks Inc.
filed 2018-11-14
CIK 1619096

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

SUMMIT NETWORKS INC.
(A Development Stage Company)
Statement of Stockholders' Equity
From July 8, 2014 (Inception) to July 31, 2018 (Audited)

				Income/(loss)
				Accumulated
			Additional	During
	Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total

Balance, August 1, 2014	4,000,000	$4,000	$-	$5,090	$-	$9,090

Stock issued for cash on January 29, 2015 @ $0.04 per share	1,000,000	1,000	39,000		-	40,000

Net loss, July 31, 2015				(22,902)	-	(22,902)

Balance, July 31, 2015	5,000,000	$5,000	$39,000	$(17,812)	$-	$26,190

Net loss, July 31, 2016				(9,447)	-	(9,447)

Balance, July 31, 2016	5,000,000	$5,000	$39,000	$(27,259)	$-	$16,743

Net loss, July 31, 2017				(14,190)	-	(14,190)

Balance, July 31, 2017	5,000,000	$5,000	$39,000	$(41,449)	$-	$2,551

Stock issued for cash on Nov 28, 2017 @ $0.03 per share	250,000	250	7,250			7,500
Stock issued for cash on Mar 15, 2018 @ $0.03 per share	399,999	400	11,600			12,000
Stock issued for cash on July 24, 2018 @ $0.03 per share	455,000	455	13,195			13,650

Loss on acquisition of Real Capital Limited			(3,643)			(3,643)

Net loss, July 31, 2018				(94,817)		(94,817)

Balance, July 31, 2018	6,104,999	$6,105	$67,402	$(136,266)	$-	$(62,759)

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

There was no income tax expense for the years ended July 31, 2018 and 2017. The rate was as follow:

Federal	34%
State	0%

The significant components of deferred tax assets and liabilities are as follows:

				From Inception (July 08, 2014) To July 31, 2018

	July 31,	July 31,
	2018	2017
Deferred tax assets
Net operating losses	$(94,817)	$(14,187)	$	$ (137,744)
Deferred tax liability
Net deferred tax assets	32,238	4,824		46,883
Less valuation allowance	(32,238)	(4,824)		(46,883)
Deferred tax asset - net valuation allowance	$-	$-		$-

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

SUMMIT NETWORKS INC

By	/s/ Riggs Cheung
Riggs Cheung
Chief Executive Officer
and Chief Financial Officer

Date:	November 14, 2018