Form 10-Q
period 2018-10-31
Summit Networks Inc.
filed 2018-12-26
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

Commission file number 333-199108

SUMMIT NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Room 710A, 7/F., Ho King Commercial Centre,

2-16 Fa Yuen Street, Mong Kok, Kowloon,

Hong Kong

 (Address of principal executive offices, including zip code.)

 (852) 5106 3566
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,104,999 shares as of December 24, 2018.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

SUMMIT NETWORKS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	Notes	October 31, 2018	July 31, 2018
ASSETS		(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents		$5,297	$17,729
Receivable- Escrow account		4,556	4,556
Total current assets		9,853	22,285
Non-current assets
Property & Office Equipment, net	10	$-	$11,172
Deferred Tax Asset		-	-
Total non-current assets		-	11,172
TOTAL ASSETS		$9,853	$33,457
LIABILITIES LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$-	$-
Amount due to related party	7	21,192	21,192
Amount due to shareholders	7	256,682	36,846
Loan from other parties		23,167	23,167
Accrued expenses		9,076	15,011
Total current liabilities		310,117	96,216
TOTAL LIABILITIES		$310,117	$96.216

Stockholders’ equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,104,999 and 6,104,999 shares issued and outstanding, as at October 31, 2018 and July 31, 2018		$6,105	$6,105
Additional paid-in capital		67,402	67,402
(Accumulated deficit) during development stage		(373,771)	(136,266)
TOTAL STOCKHOLDERS’ EQUITY		(300,264)	(62,759)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$9,853	$33,457

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017	From July 8, 2014 (Inception) to October 31, 2018
Sales	$-	$-	$223,910
Cost of sales	-	-	163,257
Gross Profit	-	-	60,653

Selling, General & Administrative Expenses	237,505	53,452	435,902

(Loss)/ Income from operations	(237,505)	(53,452)	(375,249)

Other income / (expenses)	-	-	-

(Loss)/ Income before income taxes	(237,505)	(53,452)	(375,249)

Income tax benefit	-	-	1,478

Net Loss	(237,505)	(53,452)	(373,771)

Basic and diluted earnings (loss) per share of common stock	$(0.04)	$(0.01)

Weighted average number of common shares outstanding	6,104,499	5,000,000

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Common stock		Additional	Deficit during		Total
	Shares	Amount	paid-in	Development	Subscription	stockholders'
	outstanding		capital	Stage	Receivable	equity/(deficit)

Balance, July 8, 2014 Dec 31, 2015	-	$-	$-	$-	$-	$-

Stock issued on July 23, 2014
@$0.001 per share	4,000,000	4,000	-	-	-	4,000
Net profit, July 31, 2014				5,090	-	5,090

Balance, July 31, 2014 Dec 31, 2016	4,000,000	$4,000	$-	$5,090	$-	$9,090

Stock issued on Jan 29, 2015
@$0.04 per share	1,000,000	1,000	39,000	-	-	40,000
Net (loss), July 31, 2015				(22,902)		(22,902)

Balance, July 31, 2015	5,000,000	$5,000	$39,000	$(17,812)	$-	$26,188

Net (loss), July 31, 2016				(9,447)	-	(9,447)

Balance, July 31, 2016	5,000,000	$5,000	$39,000	$(27,259)	$-	$16,741

Net (loss), July 31, 2017				(14,190)		(14,190)

Balance, July 31, 2017	5,000,000	$5,000	$39,000	$(41,449)	$-	$2,551

Stock issued on Nov 28, 2017
@$0.001 per share	250,000	250	7,250	-	-	7,500
Stock issued on March 15, 2018
@$0.001 per share	399,999	400	11,600	-	-	12,000
Stock issued on March 15, 2018
@$0.001 per share	455,000	455	13,195	-	-	13,650
Loss on acquisition of Real Capital Ltd			(3,643)	-	-	(3,643)
Net (loss), July 31, 2018				(94,817)	-	(94,817)

Balance, July 31, 2018	6,104,999	$6,105	$67,402	$(136,266)	$-	$(62,759)

Net (loss), October 31, 2018	-	-	-	(237,505)	-	(237,505)

Balance, October 31, 2018	6,104,999	$6,105	$67,402	$(373,771)	$-	$(300,264)

See accompanying notes to unaudited financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

			From Inception
	For the Three Months Ended		July 08, 2014 to (inception) Through
	Oct 31, 2018	Oct 31, 2017	Oct 31, 2018
Cash flows from operating activities:
Net (loss) income	$(237,505)	$(53,452)	$(373,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	-	399	6,578
Impairment on PPE	11,172	-	11,172
Provision (benefit) for deferred taxes	-	-	(1,478)
Changes in operating assets and liabilities:
Receivable – Escrow account	-	-	(4,556)
Accounts payable	-	43,822	12,238
Accrued expenses	(5,935)	7,213	9,076
Net cash (used in) provided by operating activities	(232,268)	(2,018)	(340,741)
Cash flows from investing activities:
Acquisition of Property & Equipment	-	-	(17,750)
Investment in subsidiary	-	-	(3,643)
Net cash (used in) investing activities	-	-	(21,393)
Cash flows from financing activities:
Issuance of common stock	-	-	77,150
Amount due to related party	-	2,018	-
Amount due to shareholders	219,836	-	290,282
Net cash (used in) provided by financing activities	219,836	2,018	367,432

Net increase (decrease) in cash	(12,432)	-	5,297
Cash – beginning of period	17,729	-	-
Cash – end of period	$5,297	$-	$5,297
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

b.

Fair value of financial instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2018.

Fair values were assumed to approximate carrying values of on-balance-sheet financial instruments since they are short term in nature. These financial instruments include cash and related party loan payable.

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Property – 40 years

Office Equipment – 7 years

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had limited operations during the period from July 8, 2014 (date of inception) to October 31, 2018 resulting in net loss of $373,771.  There is no guarantee that Company will continue to generate revenues. At October 31, 2018, Company had $5,297 in cash and there were outstanding liabilities of $310,117. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Even though the Company is currently in the development stage, management does not believe that the company’s current cash of $5,297 is sufficient to cover the expenses they will incur during the next twelve months.

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

As of October 31, 2018, amount due to the directors of the Company was $21,192, and amount due to shareholders was $256,682, which were unsecured, non-interest bearing with no specific repayment terms.

During the three months period ended October 31, 2018, and during the period from July 8, 2014 (date of inception), payroll expense of $15,000 and $51,000 were charged with respect to director fee, respectively.

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

There was no income tax expense for the nine months period ended October 31, 2018 and 2017. The rate was as follow:

	October 31, 2018	October 31, 2017
US Federal Statutory Tax Rate *	21.0%	15.0%
Nevada State & Local Tax Rate	0.0%	0.0%
Net Operating Loss Carryforward	(0.0)%	(0.0)%
Effective Tax Rate	21.0%	15.0%

*for the Financial year 2018 and onward will reduce to 21%

SUMMIT NETWORKS INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of August 1, 2017, the stockholders’ equity section of the Company contains Common stock, $ 0.001 par value: 75,000,000 shares authorized; 5,000,000 shares issued and outstanding.

On November 28, 2017 and on March 15, 2018, the Company issued a total of 649,999 shares of common stock to one independent investor and two shareholders for cash consideration totally of $19,500.  The purchase price for the common stocks was $0.03 per common share.

On July 24, 2018, the Company issued a total of 455,000 shares of common stock to one independent investor and two shareholders for cash consideration totally of $13,650.  The purchase price for the common stocks was $0.03 per common share.

As of October 31, 2018, and July 31, 2018, the Company had 6,104,999 shares of common stock issued and outstanding, respectively.

NOTE 10.

PROPERTY AND EQUIPMENT

During the period ended October 31, 2018, the Company has made impairment of $11,172 for the property consisting of an office and shop located in Latvia and office equipment thereof due to no revenue being generated from the operation.

NOTE 11.

COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to October 31, 2018, our operating expenses were comprised of selling, general and administrative expenses of $435,902. With the provision for income tax benefits of $1,478, resulted to a net loss of $373,771. Our selling, general and administrative expenses consist of mainly professional fees, impairment for property and equipment, and depreciation expenses.

During the three months ended October 31, 2018 and 2017, we generated revenues of $Nil and $Nil, with cost of goods sold being $Nil and $Nil, resulting in gross profits of $Nil and $Nil, respectively.  Our operating expenses for the same three month periods were comprised of selling, general and administrative expenses of $237,505 and $53,452, respectively, resulting in net loss of $237,505 and $53,452, respectively. Our selling, general and administrative expenses for the period consisted of mainly professional fees, impairment for property and equipment, and depreciation expenses.

Our total assets October 31, 2018 were $9,853, which was $5,297 in cash, and $4,556 in receivable of escrow account.  We currently anticipate that our legal and accounting fees over the next 12 months, as result of being a reporting company with the SEC and more capital financing activities occurred, will be approximately $50,000.

On November 28, 2017, March 15, 2018 and July 24, 2018, the Company issued a total of 1,104,999 shares of common stock to independent investors and shareholders for cash consideration totally of $33,150.  The purchase price for the Securities was $0.03 per common share.

As of October 31, 2018 and July 31, 2018, the Company had 6,104,999 shares of common stock issued and outstanding.

As of October 31, 2018 and July 31, 2018, there is a total of $277,874 and $58,038 in amount due to related parties and shareholders, respectively, owed by the company for expenses that had paid on behalf of the company.  The amounts were interest free, unsecured and payable on demand.

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

Liquidity and Capital Resources

At October 31, 2018 we had $5,297 in cash and there were outstanding liabilities of $310,117. As at July 31, 2018, we had $17,729 in cash and the outstanding liabilities were $96,216. The working capital deficits were negative $300,264 and $73,931, for October 31, 2018 and July 31, 2018, respectively. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Summit Networks Inc.

Registrant

Date:  December 24, 2018

By: /s/ Riggs Cheung

Riggs Cheung

Chief Executive Officer and

Chief Financial Officer