Form 10-Q
period 2019-01-31
Summit Networks Inc.
filed 2019-03-06
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,104,999 shares as of March 05, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

		January 31,	July 31,
		2019	2018
	Note	(Unaudited)	(Audited)
		$	$

Current Assets
Cash & Cash Equivalents		1,450	17,729
Receivable - Escrow account		4,556	4,556
Total Current Assets		6,006	22,285

Property & Office Equipment, net	4	-	11,172
TOTAL ASSETS		6,006	33,457

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Due to related party	5	21,192	21,192
Amount due to shareholders	5	292,841	36,846
Loan from other parties		25,090	23,167
Accrued expenses		9,645	15,011
Total Liabilities		348,768	96,216

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 6,104,999 and 6,104,999 shares issued
and outstanding as of Jan 31, 2019 and July 31, 2018		6,105	6,105
Additional Paid in Capital		67,402	67,402
Accumulated Deficit		(416,269)	(136,266)
Total Stockholders' Deficit		(342,762)	(62,759)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT		6,006	33,457

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

					From
	For the Three Months Ending	For the Three Months Ending	For the Six Months Ending	For the Six Months Ending	July 8, 2014 (Inception) to
	Jan 31,	Jan 31,	Jan 31,	Jan 31,	Jan 31,
	2019	2018	2019	2018	2019
	$	$	$	$	$

Sales	-	-	-	-	223,910
Cost of Goods	-	-	-	-	163,257
Gross Profit	-	-	-	-	60,653

Selling, General & Administrative Expenses	42,498	11,131	280,003	64,583	478,400

Income / (loss) from operations	(42,498)	(11,131)	(280,003)	(64,583)	(417,747)

Income before income taxes	(42,498)	(11,131)	(280,003)	(64,583)	(417,747)

Income tax benefit	-	-	-	-	1,478

Net Income/ (Loss)	(42,498)	(11,131)	(280,003)	(64583)	(416,269)

Basic earnings per share	(0.01)	(0.00)	(0.05)	(0.01)
Diluted earnings per share	(0.01)	(0.00)	(0.05)	(0.01)

Weighted average number of common shares outstanding	6,104,499	5,176,630	6,104,499	5,088,315

Diluted Weighted average number of common shares outstanding	6,104,499	5,176,630	6,104,499	5,088,315

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		$	$	$	$
Balance, July 31, 2017	5,000,000	5,000	39,000	(41,449)	2,551

Stock issued for cash on November 28, 2017 @ $0.03 per share	250,000	250	7,250	-	7,500

Stock issued for cash on March 15, 2018 @ $0.03 per share	399,999	400	11,600	-	12,000

Stock issued for cash on July 24, 2018 @ $0.03 per share	455,000	455	13,195	-	13,650

Loss on acquisition of Real Capital Limited	-	-	(3,643)	-	(3,643)

Net profit (loss)	-	-	-	(94,817)	(94,817)

Balance, July 31, 2018	6,104,999	6,105	67,402	(136,266)	(62,759)

Net profit (loss)	-	-	-	(280,003)	(280,003)

Balance, January 31, 2019	6,104,999	6,105	67,402	(416,269)	(342,762)

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended Jan 31, 2019	For the Six Months Ended Jan 31, 2018	From July 08, 2014 (Inception) Through Jan 31, 2019
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(280,003)	(64,583)	(416,269)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	-	798	6,578
Impairment on PPE	11,172		11,172
Provision (benefit) for deferred taxes	-	-	(1,478)

Changes in operating assets and liabilities:
Receivable - Escrow account	-	(62)	(4,556)
Accounts payable	-	43,822	12,238
Accrued expenses	(5,366)	9,907	9,645
Net cash provided by (used in) operating activities	(274,197)	(10,118)	(382,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property & Equipment	-	-	(17,750)
Investment in subsidiary	-	-	(3,643)
Net cash (used in) investing activities	-	-	(21,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	257,918	2,618	328,364
Issuance of common stock	-	7,500	77,150
Net cash provided by (used in) financing activities	257,918	10,118	405,514

Net increase (decrease) in cash	(16,279)	-	1,450
Cash at beginning of period	17,729	-	-
Cash at end of period	1,450	-	1,450

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	-	-	-
Income Taxes	-	-	-

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2019 and 2018

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

The Company had limited operations during the period from July 8, 2014 (date of inception) to January 31, 2019 resulting in accumulated deficit of $416,269.  There is no guarantee that Company will continue to generate revenues.

At January 31, 2019, the Company had $1,450 in cash and there were outstanding liabilities of $348,768. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

 SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2019 and 2018

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the condensed consolidated interim financial statements.  The condensed consolidated interim financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.  The condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 210 8-03 of Regulation S-X, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements and footnotes for the year ended July 31, 2018 included in the Corporation’s filed Form 10-K.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date.  The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4. PROPERTY AND EQUIPMENT

During the period ended January 31, 2019, the Company has made impairment of $11,172 for the property consisting of an office and shop located in Latvia and office equipment thereof due to no revenue being generated from the operation.

NOTE 5. RELATED PARTY TRANSACTIONS

The director of the Company, Mr. Riggs Cheung, may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of January 31, 2019, amount due to the directors of the Company was $21,192, and amount due to shareholders was $292,841, which were unsecured, non-interest bearing with no specific repayment terms.

During the three-month period ended January 31, 2019, and during the period from July 8, 2014 (date of inception), payroll expense of $15,000 and $81,000 were charged with respect to director fee respectively.

SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three and six months ended January 31, 2019 and 2018

NOTE 6. STOCKHOLDERS’ EQUITY

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

As of January 31, 2019, and July 31, 2018, the Company had 6,104,999 shares of common stock issued and outstanding, respectively.

NOTE 7. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 9. LEGAL MATTERS

The Company has no known legal issues pending.

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to January 31, 2019, our operating expenses were comprised of selling, general and administrative expenses of $478,400. With the provision for income tax benefits of $1,478, resulted to a net loss of $416,269. Our selling, general and administrative expenses consist of mainly professional fees, impairment for property and equipment, and depreciation expenses.

During the three months ended January 31, 2019 and 2018, we generated revenues of $Nil and $Nil, with cost of goods sold being $Nil and $Nil, resulting in gross profits of $Nil and $Nil, respectively.  Our operating expenses for the same three-month periods were comprised of selling, general and administrative expenses of $42,498 and $11,131, respectively, resulting in net loss of $42,498 and $11,131, respectively. Our selling, general and administrative expenses for the period consisted of mainly professional fees, impairment for property and equipment, and depreciation expenses.

During the six months ended January 31, 2019 and 2018, we generated revenues of $Nil and $Nil, with cost of goods sold being $Nil and $Nil, resulting in gross profits of $Nil and $Nil, respectively.  Our operating expenses for the same six-month periods were comprised of selling, general and administrative expenses of $280,003 and $64,583, respectively, resulting in net loss of $280,003 and $64,583, respectively. Our selling, general and administrative expenses for the period consisted of mainly professional fees, impairment for property and equipment, and depreciation expenses.

Our total assets January 31, 2019 were $6,006, which was $1,450 in cash, and $4,556 in receivable of escrow account.  We currently anticipate that our legal and accounting fees over the next 12 months, as result of being a reporting company with the SEC and more capital financing activities occurred, will be approximately $50,000.

On November 28, 2017, March 15, 2018 and July 24, 2018, the Company issued a total of 1,104,999 shares of common stock to independent investors and shareholders for cash consideration totally of $33,150.  The purchase price for the Securities was $0.03 per common share.

As of January 31, 2019 and July 31, 2018, the Company had 6,104,999 shares of common stock issued and outstanding.

As of January 31, 2019 and July 31, 2018, there is a total of $314,033 and $58,038 in amount due to related parties and shareholders, respectively, owed by the company for expenses that had paid on behalf of the company.  The amounts were interest free, unsecured and payable on demand.

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

Liquidity and Capital Resources

At January 31, 2019 we had $1,450 in cash and there were outstanding liabilities of $348,768. As at July 31, 2018, we had $17,729 in cash and the outstanding liabilities were $96,216. The working capital deficits were negative $342,762 and $73,931, for January 31, 2019 and July 31, 2018, respectively. One of our directors has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2019.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date:  March 5, 2019

By /s/ Riggs Cheung

__________________________

Riggs Cheung

Chief Executive Officer and Chief Financial Officer