Form 10-K/A
period 2018-07-31
Summit Networks Inc.
filed 2019-04-09
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2 to Form 10-K)

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

EXPLANATORY NOTE: This amendment No. 2 was filed to update the “Auditor Opinion Letter.”

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
F: +92 (51) 2700908
E: info@thezmk.com
W: thezmk.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Summit Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Networks Inc. ("the Company") as of July 31, 2018, and 2017, the related consolidated statements of operations, stockholder's equity, and cash flows, for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has experienced limited operations and has a net capital deficiency that raise substantial doubt about the its ability to continue as a going concern. Management's plans in regard to these matters are also not described in notes to consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

gmn international
PARTNERING FOR SUCCESS
GMN International is an association of
Legally independent accounting firms

Zia Masood Kiani & Co.
CHARTERED ACCOUNTANTS

Suite # 21, Block B
Abu Dhabi Tower
F – 11 Markaz, Islamabad - Pakistan
T: +92 (51) 2111906-7
F: +92 (51) 2700908
E: info@thezmk.com
W: thezmk.com

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Ziamasood Kiani & Co

Zia Masood Kiani & Co.
(Chartered Accountants)

We have served as the Company's auditor since 2017.

Islamabad, Pakistan

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this Report:

Exhibit Number	Description
31.1*	Amended Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Amended Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Document

101.CAL**	XBRL Taxonomy Extension Calculation Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Document

101.PRE**	XBRL Taxonomy Extension Presentation Document

* Filed herewith.

** Previously Filed on Form 10K/A (Amendment No. 1- November 14, 2018)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC

By	/s/ Riggs Cheung
Riggs Cheung
Chief Executive Officer
and Chief Financial Officer

Date:	April 9, 2019