Form 10-Q
period 2019-04-30
Summit Networks Inc.
filed 2019-05-29
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

Commission file number 333-199108

SUMMIT NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

3A, Kingswell Commercial Tower,

171-173 Lockhard Road, Wanchai, Hong Kong

 (Address of principal executive offices, including zip code.)

 (852) 3910 6020
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ X ] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,104,999 shares as of May 25, 2019.

SUMMIT NETWORKS INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30,	July 31,
	2019	2018
	(Unaudited)	(Audited)

Current Assets
Cash & Cash Equivalents	$-	$17,729
Receivable - Rick Jones - Escrow account	-	4,556
Total Current Assets	-	22,285

Property & Office Equipment, net	-	11,172
TOTAL ASSETS	$-	$33,457

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,855	$15,011
Due to related party	9,078	21,192
Amount due to shareholders	-	36,846
Loan from other parties	-	23,167
Total Liabilities	12,933	96,216

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 6,104,999 and 6,104,999 shares issued and outstanding
as of April 30, 2019 and July 31, 2018	6,105	6,105
Additional Paid in Capital	71,045	67,402
Income/(loss) accumulated during development stage	(90,083)	(136,266)
Total Stockholders' Equity	(12,933)	(62,759)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	$33,457

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the	From July 8, 2014
	Three Months Ending	Three Months Ending	Nine Months Ending	Nine Months Ending	(Inception) to
	Apr 30,	Apr 30,	Apr 30,	Apr 30,	Apr 30,
	2019	2018	2019	2018	2019

Sales	$-	-	-	-	223,910
Cost of Goods	-	-	-	-	163,257
Gross Profit	-	-	-	-	60,653

Selling, General & Administrative Expenses	17,489	15,720	297,492	80,077	495,889

Income / (loss) from operations	(17,489)	(15,720)	(297,492)	(80,077)	(435,236)

Loss on disposal of subsidiary	(5,092)	-	(5,092)	-	(5,092)
Gain on debt forgiven	348,767	-	348,767	-	348,767

Income before income taxes	326,186	(15,720)	46,183	(80,077)	(91,561)

Income tax benefit (expense)	-	-	-	-	1,478

Net Income/ (Loss)	$326,186	(15,720)	46,183	(80,077)	(90,083)

Basic earnings per share	$0.05	(0.00)	0.01	(0.02)
Diluted earnings per share	$0.05	(0.00)	0.01	(0.02)
Weighted average number of
common shares outstanding	6,104,499	5,461,235	6,104,499	5,209,890
Diluted Weighted average number of
common shares outstanding	6,104,499	5,461,235	6,104,499	5,209,890

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2017	5,000,000	$ 5,000	$ 39,000	$ (41,449)	$ 2,551

Stock issued for cash on November 28, 2017
@ $0.03 per share	250,000	250	7,250		7,500

Stock issued for cash on March 15, 2018
@ $0.03 per share	399,999	400	11,600		12,000

Stock issued for cash on July 24, 2018
@ $0.03 per share	455,000	455	13,195		13,650

Loss on acquisition of Real Capital Limited			(3,643)		(3,643)

Net profit (loss), July 31, 2018				(94,817)	(94,817)

Balance, July 31, 2018	6,104,999	$ 6,105	$ 67,402	$ (136,266)	$ (62,759)

Net profit (loss), Apr 30, 2019				46,183	46,183

Disposal of Real Capital Limited			3,643		3,643

Balance, Apr 30, 2019	6,104,999	$ 6,105	$ 71,045	$ (90,083)	$ (12,933)

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the	For the	From July 8, 2014
	Nine Months Ended	Nine Months Ended	(Inception) to
	Apr 30,	Apr 30,	Apr 30,
	2019	2018	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$46,183	$(80,077)	$(90,083)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation Expense	-	1,197	6,578
Impairment on PPE	11,172	-	11,172
Provision (benefit) for deferred taxes	-	-	(1,478)
Changes in operating assets and liabilities:
Receivable - Escrow account	4,556	(4,556)	-
Accounts payable and accrued expenses	(7,513)	16,731	19,735
Net cash provided by (used in) operating activities	54,398	(66,705)	(54,076)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property & Equipment	-	-	(17,750)
Investment in subsidiary - Real Capital	-	-	(3,643)
Net cash provided by (used in) investing activities	-	-	(21,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	(72,127)	47,205	(1,681)
Issuance of common stock	-	19,500	77,150
Net cash provided by (used in) financing activities	(72,127)	66,705	75,469

Net increase (decrease) in cash	(17,729)	-	-
Cash at beginning of period	17,729	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three and nine months ended April 30, 2019 and 2018

NOTE 1. - ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014.  Originally, the Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China.

On April 11, 2019, after selling its wholly subsidiary, Real Capital Limited, the Company acquired MoralArrival Environmental and Blockchain Technology Services Limited ("MoralArrival"), a corporation incorporated under the laws of the British Virgin Islands. As a result of this transaction, MoralArrival has become a wholly owned subsidiary of the Company. MoralArrival is a recently formed start-up company with nominal assets and no history of operations.  MoralArrival is in the business of acting as an international agent for a Chinese environmental company, Hengshui Jingzhen Environmental Technology Company Limited of Hebei, China.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, development of its business plan and minimal sales. The Company has commenced limited operations. As such, the Company is subject to all risks inherent to the establishment of a start-up business enterprise.

NOTE 2.- BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

On April 11, 2019, the Company acquired all the shares of MoralArrival in exchange for 300,000 shares of its common stock. As a result of this transaction, MoralArrival has become a wholly owned subsidiary of the Company.

The accompanying consolidated financial statements includes the accounts of the company, and its wholly owned subsidiary, MoralArrival. All inter-company balances and transactions have been eliminated on consolidation.

The Company has a July 31, year-end.

Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to April 30, 2019 resulting in accumulated deficit of $90,083.  There is no guarantee that Company will continue to generate revenues.

At April 30, 2019, the Company had $nil in cash and there were outstanding liabilities of $12,933. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

 SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three and nine months ended April 30, 2019 and 2018

NOTE 3.-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the condensed consolidated interim financial statements.  The condensed consolidated interim financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.  The condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 210 8-03 of Regulation S-X, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements and footnotes for the year ended February 28, 2018 included in the Corporation’s filed Form 10-K.

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

NOTE 4.- DISPOSAL OF SUBSIDIARY

On March 31, 2019 the Company entered into a Share Purchase Agreement with Hang Dennis Cheung, wherein the Company sold 100 ordinary shares of its wholly owned subsidiary, Real Capital Limited (“Real Capital”), for a nominal consideration of One US Dollar (US$1.00).  The 100 ordinary shares represent all of the issued and outstanding shares of Real Capital.  Real Capital has had no sales revenue for the past three years and a net assets value of US$19,685 as of the closing date of the Share Purchase Agreement.

The closing of the Share Purchase Agreement occurred on April 10, 2019.  This transaction is not considered a “significant transaction” as that term is defined in the Exchange Act.

Carrying amount of net assets of Real Capital:

Cash and cash equivalents	1,450
Loan to shareholder	18,235
Net Assets	19,685

Loss on disposal:

Consideration Received	1
Net Asset of Real Capital	(19,685)
Loan from Real Capital	18,235
Loss recognized in APIC	(3,643)
Loss on disposal	(5,092)

SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three and nine months ended April 30, 2019 and 2018

NOTE 5.- BUSINESS COMBINATION

On April 9, 2019 Summit Networks, Inc. (the "Company") entered into a Share Exchange Agreement with MoralArrival Environmental and Blockchain Technology Services Limited ("MoralArrival"), a British Virgin Islands company and the shareholder of MoralArrival. Under the terms of that Share Exchange Agreement, the Company agreed to exchange 300,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival will become a wholly owned subsidiary of the Company. MoralArrival is a recently formed startup company with nominal assets and no history of operations.  This transaction is not considered a “significant transaction” as that term is defined in the Exchange Act.

NOTE 6.- ROPERTY AND EQUIPMENT

During the period ended January 31, 2019, the Company has made impairment of $11,172 for the property consisting of an office and shop located in Latvia and office equipment thereof due to no revenue being generated from the operation.

NOTE 7.- RELATED PARTY TRANSACTIONS

The director of the Company, Mr. Riggs Cheung, may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of April 30, 2019, amount due to related parties was $9,078, which were unsecured, non-interest bearing with no specific repayment terms.

During the three-month period ended April 30, 2019, the Company recognized debt forgiveness of $348,767.  Of this amount, $21,192 and 292,841 were due to related parties and shareholders, respectively.

During the three-month period ended April 30, 2019, and during the period from July 8, 2014 (date of inception), payroll expense of $nil and $81,000 were charged with respect to director fee respectively.

SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three and nine months ended April 30, 2019 and 2018

NOTE 8.- STOCKHOLDERS’ EQUITY

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

As of April 30, 2019, and July 31, 2018, the Company had 6,104,999 shares of common stock issued and outstanding, respectively.

NOTE 9.- WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 10.- COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 11.- LEGAL MATTERS

The Company has no known legal issues pending.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to April 30, 2019, our operating expenses were comprised of selling, general and administrative expenses of $495,889. With a loss on disposal of subsidiary of $5,092 and a gain on debt forgiven of $348,767, and the provision for income tax benefits of $1,478, resulted to a net loss of $90,083. Our selling, general and administrative expenses consist of mainly professional fees, impairment for property and equipment, and depreciation expenses.

During the three months ended April 30, 2019 and 2018, we generated revenues of $Nil and $Nil, with cost of goods sold being $Nil and $Nil, resulting in gross profits of $Nil and $Nil, respectively.  Our operating expenses for the same three-month periods were comprised of selling, general and administrative expenses of $17,489 and $15,720, respectively. We had a loss on disposal of subsidiary of $5,092 and a gain on debt forgiven of $348,767, resulting in net income of $326,186 for the three months ended April 30, 2019 compared to a net loss of $15,720 for the three months ended April 30, 2018. Our selling, general and administrative expenses for the period consisted of mainly professional fees, impairment for property and equipment, and depreciation expenses.

During the nine months ended April 30, 2019 and 2018, we generated revenues of $Nil and $Nil, with cost of goods sold being $Nil and $Nil, resulting in gross profits of $Nil and $Nil, respectively.  Our operating expenses for the same nine-month periods were comprised of selling, general and administrative expenses of $297,492 and $80,077, respectively. We had a loss on disposal of subsidiary of $5,092 and a gain on debt forgiven of $348,767, resulting in net income of $46,183 during the nine months ended April 30, 2019 compared to a net loss of $80,077 for the nine months ended April 30, 2018. Our selling, general and administrative expenses for the period consisted of mainly professional fees, impairment for property and equipment, and depreciation expenses.

Our total assets as at April 30, 2019 were $Nil.

We currently anticipate that our legal and accounting fees over the next 12 months, as result of being a reporting company with the SEC and more capital financing activities occurred, will be approximately $50,000.

On April 9, 2019 Summit Networks, Inc. (the "Company") entered into a Share Exchange Agreement with MoralArrival Environmental and Blockchain Technology Services Limited ("MoralArrival"), a British Virgin Islands company and the shareholder of MoralArrival. Under the terms of that Share Exchange Agreement, the Company agreed to exchange

300,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival will become a wholly owned subsidiary of the Company.  As of the date of this Quarterly Report, these shares have not been formally issued.

Excluding the 300,000 shares for the acquisition MoralArrival, the Company had 6,104,999 shares of common stock issued and outstanding as of April 30, 2019.

As of April 30, 2019 and July 31, 2018, there is a total of $9,078 and $58,038 in amount due to related parties and shareholders, respectively, for expenses that had paid on behalf of the company.  The amounts were interest free, unsecured and payable on demand.

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Quarterly Report on Form 10Q, we have not entered into any definitive agreement to change our direction. The business plan of our company assumes that we will continue with our business as originally planned. However, as mentioned above, we are in discussions that could lead to another direction for the Company.

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

Liquidity and Capital Resources

As at April 30, 2019 we had no cash and there were outstanding liabilities of $12,933. As at July 31, 2018, we had $17,729 in cash and the outstanding liabilities were $96,216. The working capital deficits were negative $12,933 and $73,931, for April 30, 2019 and July 31, 2018, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2019.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A:  RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.     EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.

Description

31.1

Sec. 302 Certification of Chief Executive Officer

31.2

Sec. 302 Certification of Chief Financial Officer

32.1

Sec. 906 Certification of Chief Executive Officer

32.2

Sec. 906 Certification of Chief Financial Officer

101

Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Registrant

Date:  May 25, 2019

By /s/ Chi Ming Tso

__________________________

Chi Ming Tso

Chief Executive Officer

Principal Executive Officer

Date:  May 25, 2019

By /s/ Chao Long Huang

__________________________

Chao Long Huang

Chief Financial Officer

Principal Financial Officer and Principal Accounting Officer

Exhibit 31.1

CERTIFICATION

I, Chi Ming Tso, certify that:

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

Date: May 25, 2019

/s/ Chi Ming Tso
Chi Ming Tso
Chief Executive Officer

Principal Executive Officer

Exhibit 31.2

CERTIFICATION

I, Chao Long Huang, certify that:

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

Date: May 25, 2019

/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer

Principal Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Summit Networks Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2019 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chi Ming Tso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 25th day of May, 2019.

/s/ Chi Ming Tso
Chi Ming Tso

Chief Executive Officer

Principal Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Summit Networks Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2019 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chao Long Huang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 25th day of May, 2019.

/s/ Chao Long Huang
Chao Long Huang

Chief Financial Officer

Principal Financial Officer and Principal Accounting Officer