Form 10-K
period 2019-07-31
Summit Networks Inc.
filed 2019-12-09
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 333-199108

SUMMIT NETWORKS INC

(Exact name of registrant as specified in its charter)

Nevada	35-2511257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3A, Kingswell Commercial Tower

171-173 Lockhard Road

Hong Kong

 (Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code 852-3910 6020

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

-i-

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes o     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes o    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]      No ☑

At July 31, 2019, the last business day of the Registrant's most recently completed fiscal year, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $730,469. As of July 31, 2019, the registrant had 61,049,990 shares of common stock, par value $0.001 per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

-ii-

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

ITEM 1.   BUSINESS

Corporate Background and General Business Overview

Our Company was incorporated in the State of Nevada on July 8, 2014 to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China.  We are a development stage company and also considered an “Emerging Growth Company”.  Our fiscal year end is July 31st. We have an office located at 3A, 171-173 Lockhard Road, Kingswell Commercial Tower, Wanchai, Hong Kong. On Our President and CEO, Chi Ming Tso, oversees the implementation of the business strategy and is responsible for the development of new initiatives and future expansion of the Company’s operations.

Since inception, we have had limited operating activities.  Our principal business activities from inception to recently were in the sale of glass craft products. We had supply agreements with three large and well-established suppliers and distributors of glass craft products in China.  The term of these agreement began in 2014 and expired in 2018.

Currently, we are in the early stage of development of our new business plan in which we act as an international agent through our wholly owned subsidiary for a Chinese environmental company to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets. As well, we would seek for acquisition by the Chinese environmental company environmental technologies and equipment or technology and equipment integration methodologies.

On April 9, 2019 the Company entered into a Share Exchange Agreement with MoralArrival Environmental and Blockchain Technology Services Limited ("MoralArrival"), a British Virgin Islands company and the shareholder of MoralArrival. Under the terms of that Share Exchange Agreement, the Company agreed to exchange 300,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival would become a wholly owned subsidiary of the Company. MoralArrival is a recently formed startup company with nominal assets and no history of operations.  MoralArrival is in the business of acting as an international agent for a Chinese environmental company, Hengshui Jingzhen Environmental Technology Company Limited of Hebei, China (“Hengshui”). Hengshui supplies environmental treatment systems and products. It is a comprehensive environmental protection enterprise with technology integrating hazardous waste collection, disposal and utilization. It uses modern technology to efficiently treat hazardous waste and turn waste into energy regeneration.

On April 10, 2019 the Company sold its shares of its wholly owned subsidiary, Real Capital Limited (“Real Capital”), for a nominal consideration of One US Dollar (US$1.00). The Company acquired Real Capital on May 8, 2018 with the aim of developing new business opportunities. Real Capital has had no sales revenue for the past few years and a net assets value of minus Forty Two Thousand, One Hundred and Sixty Hong Kong Dollars (HK$42,160) as at January 31, 2019.

Our plan of operations over the next 12-month period is to continue to develop and grow our current business activities. We are also continuously looking for other business opportunities.

On July 17, 2019 the Company received the approval from Finra to do a 1:10 forward split of its shares. Prior to the 1:10 forward split, the Company had 6,104,999 shares of common stock issued and outstanding, and after the 1:10 forward split the Company had 61,049,990 shares of common stock issued and outstanding.

As at July 31, 2019 the Company had 61,049,990 shares of common stock issued and outstanding.

From the Company’s inception on July 8, 2014 to the fiscal year ended July 31, 2019, the Company had $223,910 in revenues and a net loss of $512,258.  From the Company’s inception on July 8, 2014 to the fiscal year ended July 31, 2018, the Company had $223,910 in revenues and a net loss of $136,266.

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

Facilities

We do not own any physical property.  Currently, we are renting a shared office space located at 3A, Kingswell Commercial Tower, 171-173 Lockhard Road, Wanchai, Hong Kong.

Chi Ming Tso (our director, President and CEO), works on Company business from our office in Hong Kong.  This location serves as our primary office for planning and implementing our business plan.  Management believes the current premises arrangement is sufficient for its needs for at least the next 12 months.

Employees and Employment Agreements

We have no employees as of the date of this report.  Our CEO works as a consultant and devotes as much time as necessary for him to manage the affairs of the Company.  As our business and operations increase, we will hire full time management and administrative support personnel.

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

We were incorporated on July 8, 2014 and have limited operations.  We have realized some revenues to date. Our business plan is still under development and, combined with our limited operating history, this can make an evaluation of our future success or failure very difficult.  Our financial statements as at July 31, 2019 show an accumulated deficit of $512,258, we anticipate that we will incur net losses from our operations for the foreseeable future.  This will happen because there are substantial costs and expenses associated with the development, marketing and distribution of our products. We may fail to generate revenues in the future.  If we cannot attract a significant number of purchasers, we will not be able to generate any significant revenues or income.  Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

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

We have generated some small revenue from our business in the past. We do not foresee that we will be able to generate larger revenues in the near future. Therefore, we may need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses.

Our ability to successfully market our products and to eventually distribute and generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have a very limited operating history and small revenues, we may not be able to achieve this goal, and we may go out of business.  We may need to issue additional equity securities in the future to raise the necessary funds.  We do not currently have any arrangements for additional financing, and we can provide no assurance to investors we will be able to find such financing if further funding is required.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of our products and our business model.  The issuance of additional equity securities by us would result in a significant dilution in the equity interests of the original stockholders.  Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we are able to even obtain loans.

There can be no assurance that capital will be available to us to meet our future funding needs or, if the capital is available, that it will be on terms acceptable to us.  If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

The market for treatment of hazardous waste is fragmented and competitive and we may not be able to compete successfully with our existing competitors or new entrants into the markets we serve.

The market for treatment of hazardous waste is fragmented and competitive.  Our competition varies by technologies, customer requirements and geographic market. We compete with various national and international technology companies. Many of our competitors have greater financial resources and may be able to withstand the competition in the market more effectively than we can.  We also expect to continue to face competition from new market entrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

We depend on our suppliers for our business to operate.

We are and will continue to be for the foreseeable future, substantially dependent on our technology suppliers to provide us their environmental treatment systems and products. We do not have our own manufacturing or research facilities to produce or develop our products.  We are and will continue to be for the foreseeable future, entirely dependent on third parties to supply technologies and products we need to operate our business. We can make no assurance that we will be able to maintain these third-party relationships or establish additional relationships as necessary to support growth and profitability of our business on economically viable terms.  As independent companies, our suppliers make their own business decisions.  Such suppliers may choose not to do business with us for a variety of reasons, including competition, brand identity, product standards and concerns regarding our economic viability. In addition, their financial condition could also be adversely affected by conditions beyond our control and our business could suffer.  We will face risks associated with any supplier’s failure to adhere to quality control and service guidelines we establish or failure to ensure an adequate and timely supply of product to our potential and future customers.  Any of these factors could negatively affect our business and financial performance. If we are unable to obtain and maintain a source of supply for our products, our business will be materially and adversely affected.

Because we will purchase and distribute our products to and from overseas locations, a disruption in the delivery of exported products may have a greater effect on us than on our competitors.

We will export our products from China.  Because we export our products and deliver them directly to our customers, we believe that disruptions in shipping deliveries may have a greater effect on us than on competitors who manufacture and/or warehouse products in Europe and North America.  Deliveries of our products may be disrupted through factors such as:

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

We currently depend primarily on Mr. Tso for all of our operations. The loss of the service of Mr. Tso would have a substantial negative effect on our company. There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  The loss of Mr. Tso’s services could prevent us from completing the development of our business.  In the event of the loss of his services, no assurance can be given that we will be able to obtain the services of an adequate replacement.

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

We have not formulated a plan to resolve any possible conflict of interest with our officers’ and directors’ other business activities.  Because we rely primarily on our officers and directors to maintain our business contacts and to promote our products, their limited devotion of time and attention to our business may hurt the operation of our business.

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

While we are organized under the laws of State of Nevada, our headquarters and assets are located outside the United States, in Hong Kong.  Consequently, it may be difficult for investors to affect service of process on our officers and directors and to enforce in the United States judgments obtained in United States courts against the Company and its officers and directors based on the civil liability provisions of the United States securities laws.  Since the majority our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.  As well, any judgment obtained in the United States against us is likely not enforceable in Hong Kong.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  Our common stock is subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

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

We are authorized to issue up to 500,000,000 shares of common stock. At present, there are 61,049,990 issued and outstanding shares of common stock.  Our Board of Directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their ownership of our Company in the future, which could have an adverse effect on the trading market for our shares of common stock.

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

ITEM 2.  PROPERTIES.

We do not own any physical property.  Currently, we are renting a shared office space located at 3A, Kingswell Commercial Tower, 171-173 Lockhard Road, Wanchai, Hong Kong.

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

Holders of our Common Stock

As of July 31, 2019, there were 35 registered stockholders, holding 61,049,990 shares of our issued and outstanding common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “small reporting company”, we are not required to provide the information required by this item.

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to July 31, 2019, our operating expenses were comprised of selling, general and administrative expenses of $569,297. The loss of disposal of subsidiary of $5,092 and the provision for income tax benefits was $1,478, resulting in a net loss of $512,258. Our selling, general and administrative expenses consisted of mainly professional and consulting fees.

During the year ended July 31, 2019, we generated $Nil in revenues with cost of goods sold being $Nil, resulting in a gross profit of $Nil.  Our operating expenses for the same period were comprised of selling, general and administrative expenses of $370,900. The loss on disposal of subsidiary was $5,092, resulting in a net loss of $375,992. Our total assets at July 31, 2019 were $553, which was all in cash.

During the Comparable year ended July 31, 2018, we generated $Nil in revenues with cost of goods sold being $Nil, resulting in a gross profit of $Nil.  Our operating expenses for the same period were comprised of selling, general and administrative expenses of $94,817, resulting in a net loss of $94,817. Our total assets at July 31, 2018 were $33,457, which was $17,729 in cash, $4,556 in receivable and $11,172 in property and office equipment (net).

We currently anticipate that our legal and accounting fees over the next 12 months for being a reporting company with the SEC will be approximately $30,000.

As at July 31, 2019 the Company had 61,049,990 shares of common stock issued and outstanding after the 10:1 forward split of its common stock in July 2019, and as at July 31, 2018 the Company had 6,104,999 shares of common stock outstanding.

As at July 31, 2019 and 2018, the amounts due to director and shareholders for expenses that have been paid on behalf of the company were total of $52,642 and $58,038, respectively. The loan is interest free and payable on demand.

Plan of Operation for the next 12 months

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Report on Form 10K, we have not entered into any definitive agreement to change our direction. The business plan of our company below assumes that we will continue with our business as originally planned. However, we are in discussions that could lead to another direction for the Company.

Even if we are able to generate some sales revenue at the end of the twelve months’ period, there is no guarantee that we will be able to generate sufficient revenue to cover our expenditures.  If we are unable to generate a significant amount of revenue, then it would materially affect our financial condition.

Based on our current operating plan, we are not able to guarantee of generating any revenue from selling our suppliers’ environmental systems and products in the FY 2019.   We may need to obtain additional financing to operate our business for the next twelve months.  Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

As at July 31, 2019 and 2018, we had $553 and $17,729 in cash, and there were outstanding liabilities of $86,894 and $96,216 respectively.  Our directors have verbally agreed to continue to lend the company funds for operating expenses in a limited arrangement but has no legal obligation to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance.  We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $223,910 in revenue since inception. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

b.   Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2019.

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
F: +92 (51) 2700908
E: info@thezmk.com
W: thezmk.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Summit Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Networks Inc. ("the Company") as of July 31, 2019, and 2018, the related consolidated statements of operations, stockholder's equity, and cash flows, for each of the three years in the period ended July 31, 2019 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company had suffered recurring losses from operations and had net capital deficiency that raise substantial doubt about the its ability to continue as a going concern. Management's plans in regard to these matters are also not described in notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

gmn international
PARTNERING FOR SUCCESS
GMN International is an association of
Legally independent accounting firms

Zia Masood Kiani & Co.
CHARTERED ACCOUNTANTS

Suite # 21, Block B
Abu Dhabi Tower
F – 11 Markaz, Islamabad - Pakistan
T: +92 (51) 2111906-7
F: +92 (51) 2700908
E: info@thezmk.com
W: thezmk.com

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Zia Masood Kiani & Co.
(Chartered Accountants)

We have served as the Company's auditor since 2017.

Islamabad, Pakistan

Date: November 15, 2019

gmn international
PARTNERING FOR SUCCESS
GMN International is an association of
Legally independent accounting firms

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	July 31,	July 31,
	2019	2018
Current Assets
Cash & Cash Equivalents	$553	$17,729
Receivable - Rick Jones - Escrow account	-	4,556
Total Current Assets	553	22,285

Property & Office Equipment, net	-	11,172
TOTAL ASSETS	$553	$33,457

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$34,252	$15,011
Due to related party	52,642	21,192
Amount due to shareholders	-	36,846
Loan from other parties	-	23,167
Total Liabilities	86,894	96,216

Stockholders' Equity
Common stock, ($0.001 par value, 500,000,000 shares
authorized; 61,049,990 and 6,104,999 shares issued and outstanding
as of July 31, 2019 and July 31, 2018	6,105	6,105
Additional Paid in Capital	71,045	67,402
Contributed Surplus	348,767	-
Income/(loss) accumulated during development stage	(512,258)	(136,266)
Total Stockholders' Equity	(86,341)	(62,759)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$553	$33,457

See accompanying notes to audited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the	For the	From July 8, 2014
	year ended	year ended	(Inception) to
	Jul 31,	Jul 31,	Jul 31,
	2019	2018	2019
Sales	$-	-	223,910
Cost of Goods	-	-	163,257
Gross Profit	-	-	60,653

Selling, General & Administrative Expenses	370,900	94,817	569,297

Income / (loss) from operations	(370,900)	(94,817)	(508,644)

Loss on disposal of subsidiary	(5,092)	-	(5,092)
Gain on debt forgiven	-	-	-

Income before income taxes	(375,992)	(94,817)	(513,736)

Income tax benefit (expense)	-	-	1,478

Net Income/ (Loss)	$(375,992)	(94,817)	(512,258)

Basic earnings per share	$(0.06)	(0.02)
Diluted earnings per share	$(0.06)	(0.02)
Weighted average number of
common shares outstanding	6,104,499	5,360,328
Diluted Weighted average number of
common shares outstanding	6,104,499	5,360,328

See accompanying notes to audited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Audited)

			Additional
	Common Stock		Paid-in	Contributed	Accumulated
	Shares	Amount	Capital	Surplus	Deficit	Total

Balance, July 31, 2017	5,000,000	$ 5,000	$ 39,000	$ -	$ (41,449)	$ 2,551

Stock issued for cash on November 28, 2017
@ $0.03 per share	250,000	250	7,250	-	-	7,500

Stock issued for cash on March 15, 2018
@ $0.03 per share	399,999	400	11,600	-	-	12,000

Stock issued for cash on July 24, 2018
@ $0.03 per share	455,000	455	13,195	-	-	13,650

Loss on acquisition of Real Capital Limited			(3,643)	-	-	(3,643)

Net profit (loss), July 31, 2018	-	-	-	-	(94,817)	(94,817)

Balance, July 31, 2018	6,104,999	$ 6,105	$ 67,402	$ -	$ (136,266)	$ (62,759)

Net profit (loss), Apr 30, 2019					(375,992)	(375,992)

Disposal of Real Capital Limited			3,643			3,643

Debt forgiven by related parties				348,767		348,767

Balance, July 31, 2019	6,104,999	$ 6,105	$ 71,045	$ 348,767	$ (512,233)	$ (86,341)

See accompanying notes to audited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the	For the	From July 8, 2014
	year ended	year ended	(Inception) to
	Jul 31,	Jul 31,	Jul 31,
	2019	2018	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(375,992)	$(94,817)	$(512,258)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Debt forgiven by related parties	348,767	-	348,767
Depreciation expense	-	1,596	6,578
Impairment on PPE	11,172	-	11,172
Provision (benefit) for deferred taxes	-	-	(1,478)
Changes in operating assets and liabilities:
Receivable - escrow account	4,556	(4,556)	-
Other assets	-	1,000	-
Accounts payable and accrued expenses	22,884	15,011	50,132
Net cash provided by (used in) operating activities	11,387	(81,766)	(97,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property & Equipment	-	-	(17,750)
Investment in subsidiary - Real Capital	-	(3,643)	(3,643)
Net cash provided by (used in) investing activities	-	(3,643)	(21,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	(28,563)	69,988	41,883
Issuance of common stock	-	33,150	77,150
Net cash provided by (used in) financing activities	(28,563)	103,138	119,033

Net increase (decrease) in cash	(17,176)	17,729	553
Cash at beginning of period	17,729	-	-
Cash at end of period	$553	$17,729	$553

See accompanying notes to audited financial statements

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2019 and 2018

NOTE 1-ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 - BASIS OF PRESENTATION

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

The Company has a July 31, year-end.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b.  Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2019.

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

NOTE 4 - GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to July 31, 2019 resulting in accumulated deficit of $512,258.  There is no guarantee that Company will continue to generate revenues.

At July 31, 2019, the Company had $553 in cash and there were outstanding liabilities of $86,894. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

NOTE 5 - DISPOSAL OF SUBSIDIARY

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

NOTE 6- BUSINESS COMBINATION

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

NOTE 7- PROPERTY AND EQUIPMENT

During the period ended January 31, 2019, the Company has made impairment of $11,172 for the property consisting of an office and shop located in Latvia and office equipment thereof due to no revenue being generated from the operation.

NOTE 8 - RELATED PARTY TRANSACTIONS

The director of the Company, Mr. Chi Ming Tso, may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

As of July 31, 2019, amount due to related parties was $52,642, which were unsecured, non-interest bearing with no specific repayment terms.

During the year ended July 31, 2019, the Company recognized debt forgiveness of $348,767 from related parties, which was recorded as contributed surplus.

During the year ended July 31, 2019, and during the period from July 8, 2014 (date of inception), payroll expense of $nil and $81,000 were charged with respect to directors fee respectively. Also, our CEO, Chi Ming Tso who, through Hass Group Inc., have been paid $19,230 ($3,846 per month) for his consulting services.

NOTE 9 - STOCKHOLDERS’ EQUITY

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

As of July 31, 2019, the Company had 61,0499,990 shares of common stock issued and outstanding.

NOTE 10- INCOME TAXES

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

There was no income tax expense for the years ended July 31, 2019 and 2018. The rate was as follow:

Federal	34%
State	0%

The significant components of deferred tax assets and liabilities are as follows:

			From Inception (July 08, 2014) To July 31, 2019

	July 31,	July 31,
	2019	2018
Deferred tax assets
Net operating losses	$(375,992)	$(94,817)	$(163,466)
Deferred tax liability
Net deferred tax assets	127,837	32,238	55,578
Less valuation allowance	(127,837)	(32,238)	(55,578)
Deferred tax asset - net valuation allowance	$-	$-	$-

NOTE 11- WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 12- COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 13- LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 14-SUBSEQUENT EVENTS

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

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company’s Board of Directors engaged Zia Masood Kiani and Co to serve as the Company’s independent registered public accounting firm effective March 13, 2017 and continue the engagement of the audit for the year ended July 31, 2019.

During the Company’s fiscal years ended July 31, 2016 and 2015, and the subsequent interim period from August 1, 2016 to the date of this report, the Company did not consult with Zia Masood Kiani and Co regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of July 31, 2019, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended July 31, 2019 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of July 31, 2019.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and title of our executive officers and directors are as follows:

Name	Age	Positions with Company	Served as Director since
Chi Ming Tso	62	Chief Executive Officer and Director	May, 2019
Chao Long Huang	67	Chief Operations Officer	May, 2019
Fat Kwong Chan	57	Treasurer and Secretary	May, 2019
Fengming Su	56	Director	May, 2019
Shuhua Liu	48	Director	June, 2019
Yaya Zhang	31	Director	February, 2019
Xiang Yang Chang	39	Director	April, 2019

New Appointments to the Board of Directors

On or about February 11, 2019, as a result of a private transaction, the control block of voting stock of the Company, represented by 4,981,600 shares of common stock, representing an ownership interest of approximately 81.5% has been transferred from a number of existing shareholders to Hass Group, Inc. and Chi Ming Tso. Subsequently, in connection with this transfer, the Board of Directors has decided to reconstitute the Board of Directors and Executive Officers.

Chi Ming Tso

Since 2012 Mr. Tso has been the President and director of Hass Group Inc., a consulting company located in Hong Kong. He is a professional engineer and an entrepreneur. Mr. Tso graduated from the Empresarial University of Costa Rica in Geotechnical Engineering in 2000. Since graduation, he has worked for a number of companies and held various senior technical and management positions. Since 2007, Mr. Tso had been the Marketing Director for Warwick Enterprise Ltd., a company located in Hong Kong. In 2012, he founded Hass Group Inc. and has served as its President ever since. Hass Group is a private consulting company located in Hong Kong.  With Hass Group Inc., Tso has assisted in the establishment of a number of companies and assisted them completing a number of finances, mergers and acquisitions.

Fengming Su

Ms. Su graduated from high school in 1992 in Dai Yao, Jiangsu, China. Upon graduation, Ms. Su was self-employed in clothing business from 1992 to 2011. From 2011 to 2013, she worked as sales manager for Shanghai Yuan Yuan Air-conditioning Co. Ltd. Since 2013, she has held the position as a Director Assistant for China Industry Investment International Co. Ltd., an investment company located in Shanghai, China.

Shuhua Liu

Ms. Liu is a senior economist and international certified public accountant. She obtained a Bachelor’s Degree in Administrative Management from National Open University of Beijing in 2016 and an MBA from Business School Netherlands of Tsinghua University of Beijing in 2017. With rich industrial enterprise and financial management experience, she has been working for Hebei Jingxin Group of Hebei Province in China since 1999, successively serving as Chief Financial Officer from 1999 to 2010, as Executive Deputy General Manager from 2010 to 2015 and as President from 2015 to present.

Yaya Zhang

Ms. Zhang was first elected to the Company's Board of Directors on February 13, 2019.  From September 2006 to July 2010, she studied at Yanshan University and obtained a major in electronic information. From September 2010 to April 2013, she studied at the 54thResearch Institute of China Electronics Technology Corporation located in Hebei, China and there she majored in communication and information systems, and obtained her master’s degree in engineering.  From April 2013 to April 2016, she worked in the 54th Research Institute of China Electronics Technology Corporation where she researched special-use integrated circuits and application software. After 2016, Ms. Zhang was in charge of technology research and development, and later she served as the manager of the technology department in Shanghai Fujiang Information Technology Co., Ltd. Ms. Yaya became the Chief Financial Officer of the same company in December 2017, and in 2018, she became a director of Hengshui Jingzhen Environment Protection Technology Co., Ltd., also located in Shanghai, China.

Xiang Yang Chang

From the year 2000 to 2003, Mr. Chang attended Party School of Hebei Provincial Party Committee located in Hebei, China where he received a major in economic management.  From 1998 to 2004, he worked in the Material Bureau of Taocheng District, Hengshui City, Hebei Province, China. There he served in the financial management of government material affairs, and once served as financial unit leader.  In February 2004, he was transferred to a senior position in financial management of Hebei Jingxin Group, and successively served as manager of the capital department and Chief Financial Officer.  From 2004 to 2018, he was also employed in the preparatory establishment and management of the preliminary construction of Hengshui Jingzhen Environmental Protection Technology Company. In 2018, he held the position of Assistant to the Chairman of Hebei Jingxin Group and acted as the General Manager of Hengshui Jingxhen Environmental Protection Co., Ltd., located in Hebei, China.

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

Significant Employees

As of July 31, 2019, we have no full-time employee in our Hong Kong office.

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

ITEM 11.      EXECUTIVE COMPENSATION.

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer, Chief Financial Officers, Treasurer and Secretary (collectively, the “Named Executive Officer”) for the fiscal years ending July 31, 2018 until July 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Chi Ming Tso	2019	19,230	-0-	-0-	-0-	-0-	-0-	-0-	19,230
President & CEO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Chao Long Huang	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Fat Kwong Chan	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer & Secretary	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Riggs Cheung	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former CEO & CFO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements, Termination of Employment, Change-In-Control Arrangements

There is currently no employment or other contract or arrangement with our officers except for our CEO, Chi Ming Tso who, through Hass Group Inc., is paid $3,846 per month for his consulting services. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers that would result from his resignation, retirement or other termination from us. There are no arrangements for our officers that would result in a change-in-control.

Stock Option Grants

We do not currently have a stock option plan nor have any long-term incentive plans that provide compensation intended to serve as an incentive for performance.  No individual grants of stock options or other equity incentive awards have been made to our officer or director since our inception; accordingly, none were outstanding at July 31, 2019.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company.

Director Compensation

The following table sets forth director compensation for the fiscal year ending July 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chi Ming Tso	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fengming Su	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shuhua Liu	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yaya Zhang	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xiang Yang Chang	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which our directors will be compensated in the future for any services provided as director.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 31, 2019, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all our directors and officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Hass Group Inc. 3A, Kingswell Commercial Tower, 171-173 Lockhard Road, Wanchai, Hong Kong	47,064,000	77.09%
Common Stock	Chi Ming Tso 11G, King Food Court, 173 Tin Hau Temple Road, North Point, Hong Kong	274,800	4.50%
Common Stock	Chao Long Huang Rm 16A, Bldg. 3, 158 Chang Chun Road, Hongye Garden, Shanghai, China	297,933	4.88%
Common Stock	Fat Kwong Chan Lot No. 1J, G/F, Kan Tau Tsuen, Fanling, NT, Hong Kong	268,466	4.40%
Common Stock	Fengming Su Room 903, No. 7, Lane 20, Boshan East Road, Pudong New Area, Shanghai, China	263,600	4.32%

All officers and directors as a Group (5 persons)	5,811,199	95.19%

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of July 31, 2019, amount due to a director and a company related to the director amounting to $ 52,642. The amounts were interest free and repayment on demand.

We have not entered into any other transaction, nor are there any proposed transactions, in which our directors and officers, or significant stockholders, or any member of the immediate family of any of the foregoing, had or are to have a direct or indirect material interest.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended July 31, 2019, the total fees billed for audit-related services was $1,650 for tax services was $0 and for all other services was $0.

During the year ended July 31, 2018, the total fees billed for audit-related services was $3,150, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this Report:

Exhibit Number	Description
31.1*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC

By	/s/ Chi Ming Tso
Chi Ming Tso
Chief Executive Officer

Date:	December 9, 2019

Exhibit 31.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Chao Long Huang, certify that:

1.	I have reviewed this report on Form 10-K.

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

Date: December 9, 2019

/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer

Exhibit 31.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Chi Ming Tso, certify that:

1.	I have reviewed this report on Form 10-K.

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

Date: December 9, 2019

/s/ Chi Ming Tso
Chi Ming Tso
Chief Executive Officer

Exhibit 32.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Summit Networks Inc (the “Company”) on Form 10-K for the year ending July 31, 2019 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chao Long Huang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9 th day of December, 2019.

/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer

Exhibit 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Summit Networks Inc (the “Company”) on Form 10-K for the year ending July 31, 2018 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Riggs Cheung, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9 th day of December, 2019.

/s/ Chi Ming Tso
Chi Ming Tso
Chief Executive Officer