Form 10-Q
period 2019-10-31
Summit Networks Inc.
filed 2019-12-20
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______

Commission file number 333-199108

SUMMIT NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

3A, Kingswell Commercial Tower,

171-173 Lockhard Road, Wanchai, Hong Kong

 (Address of principal executive offices, including zip code.)

 (852) 3910 6020
(Telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

-i-

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ X ] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).YES [ X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  61,049,990 shares as of December 19, 2019.

-ii-

SUMMIT NETWORKS INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31,	July 31,
	2019	2019
	(Unaudited)
Current Assets
Cash & Cash Equivalents	$-	$553
Total Current Assets	-	553

TOTAL ASSETS	$-	$553

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$45,582	$34,252
Due to related party	68,026	52,642
Total Liabilities	113,608	86,894

Stockholders' Equity
Common stock, $0.001 par value, 500,000,000 shares
authorized; 61,049,990 and 61,049,990 shares issued and outstanding
as of October 31, 2019, and July 31, 2019	61,050	61,050
Additional Paid in Capital	364,867	364,867
Accumulated Deficit	(539,525)	(512,258)
Total Stockholders' Equity	(113,608)	(86,341)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-	$553

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the	For the	From July 8, 2014
	three months ended	three months ended	(Inception) to
	October 31,	October 31,	October 31,
	2019	2018	2019
Sales	$-	$-	$223,910
Cost of Goods	-	-	163,257
Gross Profit	-	-	60,653

Selling, General & Administrative Expenses	27,267	237,505	596,564

Income / (loss) from operations	(27,267)	(237,505)	(535,911)

Loss on disposal of subsidiary	-	-	(5,092)

Income before income taxes	(27,267)	(237,505)	(541,003)

Income tax benefit (expense)	-	-	1,478

Net Income/ (Loss)	$(27,267)	$(237,505)	$(539,525)

Basic earnings per share	$(0.00)	$(0.00)
Diluted earnings per share	$(0.00)	$(0.00)
Weighted average number of
common shares outstanding	61,044,990	61,044,990
Diluted Weighted average number of
common shares outstanding	61,044,990	61,044,990

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2018	61,049,990	$ 61,050	$ 12,457	$ (136,266)	$ (62,759)

Net profit (loss), July 31, 2019	-	-	-	(375,992)	(375,992)

Disposal of Real Capital Limited	-	-	3,643	-	3,643

Debt forgiven	-	-	348,767	-	348,767

Balance, July 31, 2019	61,049,990	$ 61,050	$ 364,867	$ (512,258)	$ (86,341)

Net profit (loss), October 31, 2019	-	-	-	(27,267)	(27,267)

Balance, October 31, 2019	61,049,990	$ 61,050	$ 364,867	$ (539,525)	$ (113,608)

                                                                   On July 17, 2019, the Company completed a 1 to 10 stock split.  This change has been reflected in the statement of stockholders’ deficit retrospectively.

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the	For the	From July 8, 2014
	three months ended	three months ended	(Inception) to
	October 31,	October 31,	October 31,
	2019	2018	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27,267)	$(237,505)	$(539,525)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Debt forgiven by related parties	-	-	348,767
Depreciation expense	-	-	6,578
Impairment on PPE	-	11,172	11,172
Provision (benefit) for deferred taxes	-	-	(1,478)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,330	(5,935)	61,462
Net cash provided by (used in) operating activities	(15,937)	(232,268)	(113,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Property & Equipment	-	-	(17,750)
Investment in subsidiary - Real Capital	-	-	(3,643)
Net cash provided by (used in) investing activities	-	-	(21,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	15,384	219,836	57,267
Issuance of common stock	-	-	77,150

Net cash provided by (used in) financing activities	15,384	219,836	134,417

Net increase (decrease) in cash	(553)	(12,432)	-
Cash at beginning of period	553	17,729	-
Cash at end of period	$-	$5,297	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three-month periods ended October 31, 2019 and 2018

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014.  Originally, the Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China.

On April 9, 2019 Summit Networks, Inc. (the "Company") entered into a Share Exchange Agreement with MoralArrival Environmental and Blockchain Technology Services Limited ("MoralArrival"), a British Virgin Islands company and the shareholder of MoralArrival. Under the terms of that Share Exchange Agreement, the Company agreed to exchange 300,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival will become a wholly owned subsidiary of the Company.  As of the date of this Quarterly Report, these shares have not been issued.

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

The Company had limited operations during the period from July 8, 2014 (date of inception) to October 31, 2019, resulting in accumulated deficit of $539,525.  There is no guarantee that Company will continue to generate revenues.

At October 31, 2019, the Company had $nil in cash and there were outstanding liabilities of $113,608. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

 SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three-month periods ended October 31, 2019 and 2018

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the condensed consolidated interim financial statements.  The condensed consolidated interim financial statements and notes are the representations of the Corporation’s management, who is responsible for their integrity and objectivity.  The condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 210 8-03 of Regulation S-X, and therefore do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  These condensed consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements and footnotes for the year ended July 31, 2019 included in the Corporation’s filed Form 10-K.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of July 31, 2019, amount due to related parties was $45,582, which were unsecured, non-interest bearing with no specific repayment terms.

NOTE 5 - STOCKHOLDERS’ EQUITY

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

On July 17, 2019, the Company completed a 1 to 10 stock split to its common stock, with the par value of each common stock remaining at $0.001 per common stock. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted to reflect the stock split.

As of October 31, 2019, the Company had 61,049,990 shares of common stock issued and outstanding.

NOTE 6 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 8 - LEGAL MATTERS

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

General Overview

Our Company was incorporated in the State of Nevada on July 8, 2014 to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China.  Since inception, we have had limited operating activities.  Our principal business activities from inception to 2018 were in the sale of glass craft products. We had supply agreements with three large and well-established suppliers and distributors of glass craft products in China.  The term of these agreement began in 2014 and expired in 2018.

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

Results of Operations

We have generated $223,910 in revenues since our inception on July 8, 2014.  Our cost of goods sold was $163,257 resulting in a gross profit of $60,653.  During the period from inception to October 31, 2019, our operating expenses were comprised of selling, general and administrative expenses of $596,564. With a loss on disposal of subsidiary of $5,092 and the provision for income tax benefits of $1,478, resulted to a net loss of $539,525. Our selling, general and administrative expenses consist of mainly professional fees, impairment for property and equipment, and depreciation expenses.

During the three months ended October 31, 2019 and 2018, we generated revenues of $Nil and $Nil, with cost of goods sold being $Nil and $Nil, resulting in gross profits of $Nil and $Nil, respectively.  Our operating expenses for the same three-month periods were comprised of selling, general and administrative expenses of $27,267 and $237,505, respectively, resulting in net loss of $27,267 for the three months ended October 31, 2019 compared to a net loss of $237,505 for the three months ended October 31, 2018. Our selling, general and administrative expenses for the period consisted of mainly professional fees, impairment for property and equipment, and depreciation expenses.

Our total assets as at October 31, 2019 were $Nil.

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

The Company had 61,049,990 shares of common stock issued and outstanding as of October 31, 2019.

As of October 31, 2019 and July 31, 2019, there is a total of $68,026 and $52,642 in amount due to related parties and shareholders, respectively, for expenses that had paid on behalf of the company.  The amounts were interest free, unsecured and payable on demand.

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

Liquidity and Capital Resources

As at October 31, 2019 we had no cash and there were outstanding liabilities of $113,608. As at July 31, 2019, we had $553 in cash and the outstanding liabilities were $86,894. The working capital deficits were negative $113,608 and $86,341, for October 31, 2019 and July 31, 2019, respectively.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2019.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A:  RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

ITEM 6.     EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Registrant

Date:  December 19, 2019

By: /s/ Chi Ming Tso

Chi Ming Tso

Chief Executive Officer

Principal Executive Officer

Date:  December 19, 2019

By: /s/ Chao Long Huang

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

Date: December 19, 2019

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

Date: December 19, 2019

/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer

Principal Financial Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Summit Networks Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2019 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chi Ming Tso, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of December, 2019.

/s/ Chi Ming Tso
Chi Ming Tso

Chief Executive Officer

Principal Executive Officer

Exhibit 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Summit Networks Inc. (the “Company”) on Form 10-Q for the period ending October 31, 2019 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chao Long Huang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of December, 2019.

/s/ Chao Long Huang
Chao Long Huang

Chief Financial Officer

Principal Financial Officer and Principal Accounting Officer

-17