Form 10-K/A
period 2019-07-31
Summit Networks Inc.
filed 2019-12-27
CIK 1619096

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

Registrant’s telephone number, including area code 852-3758-2870

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

Explanatory Note

As used in this Amendment No. 1 on Form 10-K for the year ended July 31, 2019 (the "Form 10-K/A"), the terms "Company", "our", "us" or "we" refer to Summit Networks Inc.

This Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended July 31, 2019 (the "Original Report"), as originally filed with the Securities and Exchange Commission (the "SEC") on December 9, 2019.

This Form 10-K/A is being filed to restate the Stockholders’ equity within the audited Financial Statements for the year ended July 31, 2019.  Subsequent to the filing of the July 31, 2019 Form 10-K, the Company determined that calculations related to a forward stock split on a 1:10 basis were not accounted for.  The forward stock split was approved on July 17, 2019 and have been applied for retroactively.

Our principal executive officer and principal financial officer has also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications are included in this Form 10-K/A as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions.  Except as provided above, this Form 10-K/A does not reflect events occurring after the filing of the Original Report and does not amend or otherwise update any information in the Original Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Report with the SEC.

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

PART I

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

As at July 31, 2019 the Company had 61,049,990 shares of common stock issued and outstanding after the 1:10 forward split of its common stock in July 2019, and as at July 31, 2018 the Company had 6,104,999 shares of common stock issued and outstanding.

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

Islamabad, Pakistan

Date: November 15, 2019

gmn international
PARTNERING FOR SUCCESS
GMN International is an association of
Legally independent accounting firms

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	July 31,	July 31,
	2019	2018
Current Assets
Cash & Cash Equivalents	$553	$17,729
Receivable - Rick Jones - Escrow account	-	4,556
Total Current Assets	553	22,285

Property & Office Equipment, net	-	11,172
TOTAL ASSETS	$553	$33,457

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$34,252	$15,011
Due to related party	52,642	21,192
Amount due to shareholders	-	36,846
Loan from other parties	-	23,167
Total Liabilities	86,894	96,216

Stockholders' Equity
Common stock, ($0.001 par value, 500,000,000 shares
authorized; 61,049,990 and 61,049,990 shares issued and outstanding
as of July 31, 2019 and July 31, 2018	61,050	61,050
Additional Paid in Capital	364,867	12,457
Income/(loss) accumulated during development stage	(512,258)	(136,266)
Total Stockholders' Equity	(86,341)	(62,759)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$553	$33,457

See accompanying notes to audited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the	For the	From July 8, 2014
	year ended	year ended	(Inception) to
	Jul 31,	Jul 31,	Jul 31,
	2019	2018	2019
Sales	$-	-	223,910
Cost of Goods	-	-	163,257
Gross Profit	-	-	60,653

Selling, General & Administrative Expenses	370,900	94,817	569,297

Income / (loss) from operations	(370,900)	(94,817)	(508,644)

Loss on disposal of subsidiary	(5,092)	-	(5,092)
Gain on debt forgiven	-	-	-

Income before income taxes	(375,992)	(94,817)	(513,736)

Income tax benefit (expense)	-	-	1,478

Net Income/ (Loss)	$(375,992)	(94,817)	(512,258)

Basic earnings per share	$(0.06)	(0.02)
Diluted earnings per share	$(0.06)	(0.02)
Weighted average number of
common shares outstanding	61,044,990	53,603,280
Diluted Weighted average number of
common shares outstanding	61,044,990	53,603,280

See accompanying notes to audited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Audited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2017	50,000,000	$ 50,000	$ (6,000)	$ (41,449)	$ 2,551

Stock issued for cash on November 28, 2017
@ $0.003 per share	2,500,000	2,500	5,000	-	7,500

Stock issued for cash on March 15, 2018
@ $0.003 per share	3,999,990	4,000	8,000	-	12,000

Stock issued for cash on July 24, 2018
@ $0.003 per share	4,550,000	4,550	9,100	-	13,650

Loss on acquisition of Real Capital Limited	-	-	(3,643)	-	(3,643)

Net profit (loss), July 31, 2018	-	-	-	(94,817)	(94,817)

Balance, July 31, 2018	61,049,990	$ 61,050	$ 12,457	$ (136,266)	$ (62,759)

Net profit (loss), July 31 , 2019	-	-	-	(375,992)	(375,992)

Disposal of Real Capital Limited	-	-	3,643	-	3,643

Debt forgiven by related parties	-	-	348,767		348,767

Balance, July 31, 2019	61,049,990	$ 61,050	$ 364,867	$ (512,258)	$ (86,341)

On July 17, 2019, the Company completed a 1 to 10 stock split. This change has been reflected in the statement of stockholders' deficit retrospectively.

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

On April 9, 2019, after selling its wholly subsidiary, Real Capital Limited, the Company acquired MoralArrival Environmental and Blockchain Technology Services Limited ("MoralArrival"), a corporation incorporated under the laws of the British Virgin Islands. As a result of this transaction, MoralArrival has become a wholly owned subsidiary of the Company. MoralArrival is a recently formed start-up company with nominal assets and no history of operations.  MoralArrival is in the business of acting as an international agent for a Chinese environmental company, Hengshui Jingzhen Environmental Technology Company Limited of Hebei, China.

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

NOTE 6- BUSINESS COMBINATION

On April 9, 2019 Summit Networks, Inc. (the "Company") entered into a Share Exchange Agreement with MoralArrival Environmental and Blockchain Technology Services Limited ("MoralArrival"), a British Virgin Islands company and the shareholder of MoralArrival. Under the terms of that Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival will become a wholly owned subsidiary of the Company. MoralArrival is a recently formed startup company with nominal assets and no history of operations.  This transaction is not considered a “significant transaction” as that term is defined in the Exchange Act. As of the date of this Annual Report, these shares have not been issued.

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

During the year ended July 31, 2019, the Company recognized debt forgiveness of $348,767 from related parties, which was recorded as additional paid in capital.

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

On November 28, 2017 and on March 15, 2018, the Company issued a total of 6,499,990 shares of common stock to one independent investor and two shareholders for cash consideration totally of $19,500.  The purchase price for the common stocks was $0.003 per common share.

On July 24, 2018, the Company issued a total of 4,550,000 shares of common stock to one independent investor and two shareholders for cash consideration totally of $13,650.  The purchase price for the common stocks was $0.003 per common share.

On July 17, 2019, the Company completed a 1 to 10 stock split to its common stock, with the par value of each common stock remaining at $0.001 per common stock. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted to reflect the stock split.

As of July 31, 2019, the Company had 61,049,990 shares of common stock issued and outstanding.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Hass Group Inc. 3A, Kingswell Commercial Tower, 171-173 Lockhard Road, Wanchai, Hong Kong	47,064,000	77.09%
Common Stock	Chi Ming Tso 11G, King Food Court, 173 Tin Hau Temple Road, North Point, Hong Kong	2,748,000	4.50%
Common Stock	Chao Long Huang Rm 16A, Bldg. 3, 158 Chang Chun Road, Hongye Garden, Shanghai, China	2,979,330	4.88%
Common Stock	Fat Kwong Chan Lot No. 1J, G/F, Kan Tau Tsuen, Fanling, NT, Hong Kong	2,684,660	4.40%
Common Stock	Fengming Su Room 903, No. 7, Lane 20, Boshan East Road, Pudong New Area, Shanghai, China	2,636,000	4.32%

All officers and directors as a Group (5 persons)	58,111,990	95.19%

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this Report:

Exhibit Number	Description
23.1*	Auditors Consent
31.1*	Amended Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Amended Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Amended Certification of Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
32.2*	Amended Certification of Chief Executive Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Amended XBRL

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC

By	/s/ Chi Ming Tso
Chi Ming Tso
Chief Executive Officer

Date:	December 27, 2019

Exhibit 31.1

AMENDED CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Chao Long Huang, certify that:

1.	I have reviewed this Amended report on Form 10-K/A.

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

Date: December 27, 2019

/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer

Exhibit 31.2

AMENDED CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Chi Ming Tso, certify that:

1.	I have reviewed this Amended report on Form 10-K/A.

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

Date: December 27, 2019

/s/ Chi Ming Tso
Chi Ming Tso
Chief Executive Officer

Exhibit 32.1

AMENDED CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Summit Networks Inc (the “Company”) on Form 10-K/A for the year ending July 31, 2019 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chao Long Huang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Amended Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 27 th day of December, 2019.

/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer

Exhibit 32.2

AMENDED CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Summit Networks Inc (the “Company”) on Form 10-K/A for the year ending July 31, 2018 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Riggs Cheung, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Amended Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 27th day of December, 2019.

/s/ Chi Ming Tso
Chi Ming Tso
Chief Executive Officer