Form 10-Q
period 2020-01-31
Summit Networks Inc.
filed 2020-03-23
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX MONTHS PERIOD ENDED JANUARY 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________   to ____________________

Commission file number 333-199108

SUMMIT NETWORKS INC.
(Exact name of registrant as specified in its charter)

Nevada	35-2511257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205-1571 West 57th Avenue,

Vancouver, BC V6P 0H7, Canada

(Address of principal executive offices, including zip code.)

(604) 269-4052
(Telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of March 16, 2020, there were 64,049,990 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

SUMMIT NETWORKS INC.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, business strategy and the plans and objectives of management for future operations of Summit Networks Inc. (the “Company”), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended July 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 9, 2019 and as amended on December 27, 2019. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	July 31,
	2020	2019
ASSETS
Current Assets
Cash & Cash Equivalents	$-	$553
Total Current Assets	-	553

TOTAL ASSETS	$-	$553

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$45,582	$34,252
Due to related party	78,073	52,642
Total Liabilities	123,655	86,894

Stockholders’ Deficit
Common stock, $0.001 par value, 500,000,000 shares authorized; 64,049,990 and 61,049,990 shares issued and outstanding as of January 31, 2020, and July 31, 2019	64,050	61,050
Additional Paid in Capital	361,867	364,867
Accumulated Deficit	(549,572)	(512,258)
Total Stockholders’ Deficit	(123,655)	(86,341)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$553

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	January 31,	January 31,	January 31,	January 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative Expenses	10,047	42,498	37,314	280,003

Loss from operations	(10,047)	(42,498)	(37,314)	(280,003)

Income before provision for income taxes	(10,047)	(42,498)	(37,314)	(280,003)

Provision for Income tax	-	-	-	-

Net Loss	$(10,047)	$(42,498)	$(37,314)	$(280,003)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	61,865,207	61,044,990	61,457,599	61,044,990
Diluted Weighted average number of common shares outstanding	61,865,207	61,044,990	61,457,599	61,044,990

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2019	61,049,990	$61,050	$364,867	$(512,258)	$(86,341)

Net loss	-	-	-	(27,267)	(27,267)

Balance, October 31, 2019	61,049,990	$61,050	$364,867	$(539,525)	$(113,608)

Issuance of common shares, in connection with acquisition	3,000,000	3,000	(3,000)	-	-

Net loss	-	-	-	(10,047)	(10.047)

Balance, January 31, 2020	64,049,990	$64,050	$361,867	$(549,572)	$(123,655)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2018	61,049,990	$61,050	$12,457	$(136,266)	$(62,759)

Net loss	-	-	-	(237,505)	(237,505)

Balance, October 31, 2018	61,049,990	$61,050	$12,457	$(373,771)	$(300,264)

Net loss	-	-	-	(42,498)	(42,498)

Balance, January 31, 2019	64,049,990	$61,050	$364,867	$(416,269)	$(342,762)

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the	For the
	six months ended	six months ended
	January 31,	January 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,314)	$(280,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment	-	11,172
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,330	(5,366)
Net cash used in operating activities	(25,984)	(274,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	25,431	257,918
Net cash provided by financing activities	25,431	257,918

Net decrease in cash	(553)	(16,279)
Cash at beginning of period	553	17,729
Cash at end of period	$-	$1,450

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014. Originally, the Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China. On May 8, 2018, we acquired Real Capital Limited, a Hong Kong company (“Real Capital”), to seek opportunities in the food and beverage industry. On March 31, 2019, the Company entered into a Share Purchase Agreement (the “Real Capital SPA”) pursuant to which it sold its interests in Real Capital. The closing of the Real Capital SPA occurred on April 10, 2019.

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the beneficial owner  of MoralArrival, which was Shuhua Liu. The acquisition of MoralArrival was with a related party as Ms. Liu, who controls the shares of MoralArrival, als controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. MoralArrival had no business activity as of the date of acquisition.

Currently, we are in the early stage of development of our new business plan involves acting as an international agent through our wholly-owned subsidiary, MoralArrival, for a Chinese environmental company to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets.  However, to date, our activities to have been limited to capital formation, organization and development of a business plan.

On July 17, 2019, the Company received FINRA approval to effect a 10-for-1 stock dividend to holders of its common stock as of June 1, 2019, the record date for the dividend. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted to reflect the stock dividend.

NOTE 2.	GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to January 31, 2020, resulting in accumulated deficit of $549,572 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future.

At January 31, 2020, the Company had no cash and there were outstanding liabilities of $123,655. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

The Company actively looks for new business opportunities, and its operating expenses are solely relied on loans from the shareholders.

NOTE 3.	Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of January 31, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended January 31, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, filed with the SEC on December 9, 2019 and as amended on December 27, 2019.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

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

NOTE 4.	RELATED PARTY TRANSACTIONS

As of January 31, 2020, amount due to Mrs. Shuhua Liu, a director and shareholder of the Company, was $78,073, which were unsecured, non-interest bearing with no specific repayment terms. The amount has been increased from $52,642 since July 31, 2019.

On April 9, 2019, the Company entered into MoralArrival Share Exchange Agreement with MoralArrival, a British Virgin Islands company, and the shareholder of MoralArrival. The acquisition of MoralArrival was with a related party, as Ms. Liu controls The Hass Group, Inc., the Company’s largest stockholder and it was accounted for as acquisition of entity under common control. Under the terms of that MoralArival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. The Company issued 3,000,000 shares of common stock to Ms. Liu in January 2020.

NOTE 5.	STOCKHOLDERS’ EQUITY

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

On July 8, 2019, the Company filed an Amended and Restated Articles of Incorporation (the “Restated Charter”) with the Secretary of State of the State of Nevada. Pursuant to the Restated Charter, the Company’s capital stock consists of 510,000,000 shares, of which 500,000,000 are designated common stock and 10,000,000 are designated as preferred stock.

On July 17, 2019, the Company received FINRA approval to effect a 10-for-1 stock dividend to holders of its common stock as of June 1, 2019, the record date for the dividend. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted to reflect the stock dividend.

In connection with the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu on January 7, 2020. See Note 1 and Note 4 above.

As of January 31, 2020, the Company had 64,049,990 shares of common stock issued and outstanding.

NOTE 6.	Subsequent events

On March 9, 2020, Mr. Chi Ming Tso, the Company’s Chief Executive Officer, tendered his resignation from his positions as a director and executive officer of the Company, effective immediately. On March 9, 2020, Ms. Shuhua Liu, a director of the Company, was appointed Chief Executive Officer and Chairman of the board of directors.

On March 9, 2020, Mr. Fat Kwong Chan tendered his resignation as Treasurer and Secretary of the Company, effective immediately. On March 9, 2020, Ms. Chao Long (Charlene) Huang, the Company’s Chief Financial Officer, was appointed Treasurer and Secretary of the Company.

On March 9, 2020, Mses. Fengming Su and Yaha Zhang and Mr. Xiang Yang Chang tendered their resignation as directors of the Company. As a result, the board of directors took action to reduce the size of the board of directors from five to two. Ms. Chao Long (Charlene) Huang was appointed to fill the remaining vacancy on the board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Summit Networks Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

General Overview

Summit Networks Inc. (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014. Originally, the Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China. On May 8, 2018, we acquired Real Capital Limited, a Hong Kong company (“Real Capital”), to seek opportunities in the food and beverage industry. On March 31, 2019, the Company entered into a Share Purchase Agreement (the “Real Capital SPA”) pursuant to which it sold its interests in Real Capital. The closing of the Real Capital SPA occurred on April 10, 2019.

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the beneficial owner  of MoralArrival, which was Shuhua Liu. The acquisition of MoralArrival was with a related party as Ms. Liu, who controls the shares of MoralArrival, als controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. MoralArrival had no business activity as of the date of acquisition.

Currently, we are in the early stage of development of our new business plan involves acting as an international agent through our wholly-owned subsidiary, MoralArrival, for a Chinese environmental company to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets.  However, to date, our activities to have been limited to capital formation, organization and development of a business plan.

On July 17, 2019, the Company received FINRA approval to effect a 10-for-1 stock dividend to holders of its common stock as of June 1, 2019, the record date for the dividend. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted to reflect the stock dividend.

Results of Operations

During the six months ended January 31, 2020 and 2019, we generated no revenues. Our operating expenses for the same six-month periods were comprised of general and administrative expenses of $37,314 and $280,003, respectively, resulting in net loss of $37,314 for the six months ended January 31, 2020 compared to a net loss of $280,003 for the six months ended January 31, 2019. Our general and administrative expenses for the period consisted of mainly professional fees.

During the three months ended January 31, 2020 and 2019, we generated no revenues. Our operating expenses for the same three-month periods were comprised of general and administrative expenses of $10,047 and $42,498, respectively, resulting in net loss of $10,047 for the three months ended January 31, 2020 compared to a net loss of $42,498 for the three months ended January 31, 2019. Our general and administrative expenses for the period consisted of mainly professional fees.

Our total assets as at January 31, 2020 were $0.

We currently anticipate that our legal and accounting fees over the next 12 months, as result of being a reporting company with the SEC and more capital financing activities occurred, will be approximately $50,000.

On April 9, 2019, the Company entered into the MoralArrival Share Exchange Agreement. Under the terms of the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu on January 7,2020.

As of January 31, 2020 and July 31, 2019, there is a total of $78,073 and $52,642 in amount due to related parties and shareholders, respectively, for expenses that had paid on behalf of the company. The amounts were interest free, unsecured and payable on demand.

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

Liquidity and Capital Resources

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations [with the issuance of debt to related parties]. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer term business plan of acquiring an operating business or assets. As at January 31, 2020 we had cash of $0 and there were outstanding liabilities of $123,655. As at July 31, 2019, we had $553 in cash and the outstanding liabilities were $86,894. The working capital deficits were negative $123,655 and $86,341, for January 31, 2020 and July 31, 2019, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The Company will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of January 31,2020, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of January 31, 2020 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of January 31, 2020.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures in connection with identifying an operating business to acquire and when funds are available to us:

1.	We plan to appoint one or more outside directors to our board of directors who would be appointed to an audit committee resulting in a fully functioning audit committee who will undertake oversight in the establishment and monitoring of required internal controls and procedures.
2.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function.
3.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

We anticipate that we will, at least partially, begin to implement these initiatives in the current fiscal year.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A: RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.
Registrant

Date: March 23, 2020	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
Principal Executive Officer

Date: March 23, 2020	By	/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer