Form 10-Q
period 2020-04-30
Summit Networks Inc.
filed 2020-06-15
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTHS PERIOD ENDED APRIL 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 12, 2020, there were 64,049,990 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30,	July 31,
	2020	2019
ASSETS

Current Assets
Cash & Cash Equivalents	$-	$553
Prepaid Expenses	2,050	-
Total Current Assets	2,050	553
TOTAL ASSETS	$2,050	$553

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$645	$34,252
Due to related party	168,082	52,642
Total Current Liabilities	168,727	86,894

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-

Common stock, $0.001 par value, 500,000,000 shares authorized; 64,049,990 and 61,049,990 shares issued and outstanding as of April 30 , 2020, and July 31, 2019	64,050	61,050

Additional Paid in Capital	361,867	364,867
Accumulated Deficit	(592,594)	(512,258)
Total Stockholders’ Deficit	(166,677)	(86,341)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,050	$553

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	April 30,	April 30,	April 30,	April 30,
	2020	2019	2020	2019

Revenue	$-	$	$-	$-
Operating Expenses
General and Administrative Expenses	43,022	17,489	80,336	297,492
Loss from operations	(43,022)	(17,489)	(80,336)	(297,492)

Loss on disposal of subsidiary	-	(5,092)	-	(5,092)

Loss before provision for income taxes	(43,022)	(22,581)	(80,336)	(302,584)

Provision for Income taxes	-	-	-	-

Net Loss	$(43,022)	$(22,581)	$(80,336)	$(302,584)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	64,049,990	61,049,990	62,309,114	61,049,990

Diluted Weighted average number of common shares outstanding	64,049,990	61,049,990	62,309,114	61,049,990

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2019	61,049,990	$61,050	$364,867	$(512,258)	$(86,341)

Net loss	-	-	-	(27,267)	(27,267)
Balance, October 31, 2019	61,049,990	$61,050	$364,867	$(539,525)	$(113,608)

Issuance of common shares, in connection with acquisition	3,000,000	3,000	(3,000)	-	-

Net loss	-	-	-	(10,047)	(10,047)
Balance, January 31, 2020	64,049,990	$64,050	$361,867	$(549,572)	$(123,655)

Net loss	-	-	-	(43,022)	(43,022)
Balance, April 30, 2020	64,049,990	$64,050	$361,867	$(592,594)	$(166,677)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2018	61,049,990	$61,050	$12,457	$(136,266)	$(62,759)

Net loss	-	-	-	(237,505)	(237,505)
Balance, October 31,2018	61,049,990	$61,050	$12,457	$(373,771)	$(300,264)

Net loss	-	-	-	(42,498)	(42,498)
Balance, January 31, 2019	61,049,990	$61,050	$12,457	$(416,269)	$(342,762)

Net income	-	-	-	(22,581)	(22,581)
Disposal of Real Capital Ltd.	-	-	3,643	-	3,643
Debt forgiven by related parties	-	-	348,767	-	348,767
Balance, April 30, 2019	61,049,990	$61,050	$364,867	$(438,850)	$(12,933)

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the	For the
	nine months ended	nine months ended
	April 30,	April 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(80,336)	$(302,584)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment	-	11,172
Changes in operating assets and liabilities:
Receivable	-	4,556
Prepaid expenses	(2,050)	-
Accounts payable and accrued expenses	(33,607)	(7,513)
Net cash (used in) provided operating activities	(115,993)	(294,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	115,440	276,640
Net cash provided by financing activities	115,440	276,640

Net decrease in cash	(553)	(17,729)
Cash at beginning of period	553	17,729
Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-

Non-cash financing activities:
Forgiveness of debt from related parties - contributed to additional paid-in capital	$-	$348,767

See accompanying notes to unaudited financial statements

SUMMIT NETWORKS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014. Originally, the Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China. On May 8, 2018, the Company acquired Real Capital Limited, a Hong Kong company (“Real Capital”), to seek opportunities in the food and beverage industry. On March 31, 2019, the Company entered into a Share Purchase Agreement (the “Real Capital SPA”) pursuant to which it sold its interests in Real Capital. The closing of the Real Capital SPA occurred on April 10, 2019.

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the sole shareholder of MoralArrival, which was Shuhua Liu, Ms. Liu. The acquisition of MoralArrival was with a related party as Ms. Liu controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. MoralArrival had no business activity as of the date of acquisition.

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

Management has evaluated the effect of the recent and ongoing outbreak of the coronavirus disease 2019 (the “COVID-19”), which was declared a pandemic by the World Health Organization in March 2020. Although the ultimate disruption caused by the outbreak is uncertain, it may not have significant impact on the Company’s financial position, operations and cash flows.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to April 30, 2020, resulting in accumulated deficit of $592,594 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future.

At April 30, 2020, the Company had no cash and there was a working capital deficiency of $166,677. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty. Management does not believe that the company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months.

The Company actively looks for new business opportunities, and its operating expenses are solely relied on loans from the shareholders.

NOTE 3. Summary of significant accounting policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of April 30, 2020, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended April 30, 2020, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, filed with the SEC on December 9, 2019 and as amended on December 27, 2019.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

The Company amended the consolidated statements of operations, stockholders’ deficit and cash flows for the nine months ended April 31, 2019 to reflect the correction of accounting for related party debt forgiveness. The forgiveness of debt from related parties is a non-cash transaction and should be treated as contributions to additional paid-in capital instead of recognizing gain in consolidated statement of operations.

NOTE 4. RELATED PARTY TRANSACTIONS

As of April 30, 2020, the amount due to Ms. Shuhua Liu, a director and shareholder of the Company, was $168,082, which was unsecured, non-interest bearing with no specific repayment terms. The amount has been increased from $52,642 since July 31, 2019.

During the nine months period ended April 30, 2020, the company has borrowed amount of $115,440 from Ms. Shuhua Liu to pay certain expenses.

During the nine-month period ended April 30, 2019, the Company has borrowed amount of $276,640 from a related party and recognized debt forgiveness of $348,767, which was recorded as additional paid-in capital.

On April 9, 2019, the Company entered into MoralArrival Share Exchange Agreement with MoralArrival, a British Virgin Islands company, and the sole shareholder of MoralArrival was Shuhua Liu. The acquisition of MoralArrival was with a related party, as Ms. Liu controls The Hass Group, Inc., the Company’s largest stockholder and it was accounted for as acquisition of entity under common control. Under the terms of that MoralArival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. The Company issued 3,000,000 shares of common stock to Ms. Liu in January 2020. See Note 1.

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

As of April 30, 2020, the Company had 64,049,990 shares of common stock issued and outstanding.

NOTE 6. Subsequent events

Management has evaluated subsequent events through the date these financial statements were available to be issued and there were no material events requires the disclosure.

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

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the sole shareholder  of MoralArrival, which was Shuhua Liu. The acquisition of MoralArrival was with a related party as Ms. Liu, who controls the shares of MoralArrival, als controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. MoralArrival had no business activity as of the date of acquisition.

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

Results of Operations

During the nine months ended April 30, 2020 and 2019, we generated no revenues. Our operating expenses for the same nine-month periods were comprised of general and administrative expenses of $80,336 and $297,492, respectively, resulting in net loss of $80,336 for the nine months ended April 30, 2020 compared to a net loss of $ 302,584 for the nine months ended April 30, 2019. Our general and administrative expenses for the period consisted of mainly professional fees. The decrease of general and administrative expenses was mainly due to the decrease of management fees, chief executive fees and director fees.

During the three months ended April 30, 2020 and 2019, we generated no revenues. Our operating expenses for the same three-month periods were comprised of general and administrative expenses of $43,022 and $17,489, respectively, resulting in net loss of $43,022 for the three months ended April 30, 2020 compared to a net loss of $ 22,581 for the three months ended April 30, 2019. Our general and administrative expenses for the period consisted of mainly professional fees. The increase of general and administrative expenses was mainly due to the increase of professional fees.

Our total assets as at April 30, 2020 were $2,050.

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

As of April 30, 2020, the Company had 64,049,990 shares of common stock issued and outstanding.

As of April 30, 2020 and July 31, 2019, there is a total of $168,082 and $52,642 in amount due to related parties and shareholders, respectively, for expenses that had paid on behalf of the company. The amounts were interest free, unsecured and payable on demand.

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

Liquidity and Capital Resources

As for the nine months ended April 30, 2020 and 2019, the Company had a negative cash flow of $553 and $17,729, respectively. The Company’s principal sources and uses of funds were as follows:

For the nine months ended April 30, 2020, the Company used $115,993 in cash for operations as compared to $294,369 for the nine months ended April 30, 2019. Such decrease was primarily due to the decrease in G&A expenses. The net cash provided by the financing activities for the nine months ended April 30, 2020 was $115,440 as compared to $276,640 for the nine months ended April 30, 2019. Such decrease was a result of less advances from the related parties.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations [with the issuance of debt to related parties]. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer term business plan of acquiring an operating business or assets. As at April 30, 2020 we had cash of $0 and there were outstanding liabilities of $168,727. As at July 31, 2019, we had $553 in cash and the outstanding liabilities were $86,894. The working capital deficits were negative $166,677 and $86,341, for April 30, 2020 and July 31, 2019, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The Company will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

Management haS evaluated the effect of the recent and ongoing outbreak of the COVID-19, which was declared as a pandemic by the World Health Organization in March 2020. Although the ultimate disruption caused by the outbreak is uncertain, it may not have significant impact on the Company’s financial position, operations and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of April 30,2020, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of April 30, 2020 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of April 30, 2020.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Summit Networks Inc.
Registrant

Date: June 15, 2020	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
Principal Executive Officer

Date: June 15, 2020	By	/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer