Form 10-K
period 2020-07-31
Summit Networks Inc.
filed 2020-11-13
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 333-199108

SUMMIT NETWORKS INC

(Exact name of registrant as specified in its charter)

Nevada	35-2511257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205-1571 West 57th Avenue, Vancouver, Canada	V6P 0H7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 269-4052

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑        No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of such shares on the OTC markets as of January 31, 2020 was approximately $0.40.

As of November 13, 2020, the registrant had 64,049,990 shares of common stock, par value $0.001 per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;
●	acceptance of our hazardous waste disposal products and services that we expect to market;
●	our ability to retain key employees;
●	adverse changes in general market conditions for hazardous waste disposal products and services in China;
●	our ability to continue as a going concern;
●	our future financing plans; and
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2020 in China and around the world).

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” “Summit” and “Summit Networks” mean Summit Networks Inc, unless the context clearly requires otherwise.

ii

PART I

ITEM 1. BUSINESS

Corporate Background and General Business Overview

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

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the beneficial owner of MoralArrival, which was Shuhua Liu. The acquisition of MoralArrival was with a related party as Ms. Liu, who controls the shares of MoralArrival, also controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. MoralArrival had no business activity as of the date of acquisition. MoralArrival changed its name to Goodwill Motion Enterprises, Inc. (“Goodwill”) on May 4, 2020.

On July 17, 2019, the Company received FINRA approval to effect a 10-for-1 stock dividend to holders of its common stock as of June 1, 2019, the record date for the dividend. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted to reflect the stock dividend.

On May 8, 2020, Sumnet (Canada) Inc. (“Sumnet (Canada)”) was incorporated in Canada. Sumnet (Canada) issued all its ordinary shares to the Company on May 8, 2020 so that Sumnet (Canada) became the wholly owned subsidiary of Company. On July 29, 2020, Smith Barney Enterprises Limited (“Smith Barney”) was incorporated in the British Virgin Islands. Smith Barney issued all its ordinary shares to the Company on July 29, 2020 so that Smith Barney became the wholly owned subsidiary of Company. On August 28, 2020, Green Energy (HK) Limited (“Green Energy”) was incorporated in Hong Kong. Green Energy issued all its ordinary shares to Smith Barney on August 28, 2020 so that Green Energy became the wholly owned subsidiary of Smith Barney. On September 27, 2020, Beijing Asian League Wins Technology Co., Ltd. (“Beijing ALW”) was incorporated in People’s Republic of China. Green Energy subscribed all capital stock of Beijing ALW on September 27, 2020 so that Beijing ALW became the wholly owned subsidiary of Green Energy.

On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the “Goodwill Rescission Agreement”) with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the Goodwill Rescission Agreement, Shuhua Liu agreed to deliver to the Company 3,000,000 shares of its common stock that were issued to Liu under the MoralArrival Share Exchange Agreement, which the Company agreed to cancel upon such delivery by Shuhua Liu. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred.

Currently, we are in the early stage of development of our new business plan which involves acting as an international agent through our wholly-owned subsidiaries, Smith Barney, Green Energy and Beijing ALW, for a Chinese environmental company, Hengshui Jingzhen Environmental Technology Company Limited of Hebei, China (“Hengshui”), to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets. Hengshui provides solutions for the disposal of hazardous waste, pollution treatment equipment and supplies fossil fuels made from industrial waste. It is a company that focuses on providing solutions for environmental protection, especially on recycling and exploitation of hazardous waste. It possesses technology in connection with hazardous waste collection, disposal and utilization, in order to handle hazardous waste more efficiently and regenerate energy from waste. However, to date, our activities have been limited to capital formation, organization and development of a business plan.

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing environmental technology businesses. We aim to start marketing the environmental equipment and solutions in 2021 across the China, Japan, the Southeast Asia and the United States. The services and products that we plan to market include disposal of hazardous waste, pollution treatment equipment and fossil fuels made from industrial waste. We desire to market Hengshui’s products by acquiring businesses in possession of the waste conversion technology, organizing conferences nationwide with potential enterprise client in need of waste disposal services, and partnering with local environmental protection ventures to expand Hengshui’s outreach to hundreds of factories across China. However, our plan to operate in the hazardous waste disposal industry may be adversely impacted by the outbreak of coronavirus, which was first reported to have surfaced in Wuhan, China, in December 2019, and is now continuing to spread throughout other parts of the world. Although China has made great efforts to contain the spread of the virus and had brought the outbreak under control, the economy, financial market and businesses in China have been suffering from the pandemic.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 205-1571 West 57th Avenue, Vancouver, BC V6P 0H7, Canada.

We do not own or lease any property and use the office space provided by the owner free of charge until early calendar year of 2021.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol “SNTW.” There has been very limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

As of November 13, 2020, there were 64,049,990 shares of common stock issued and outstanding and held by a total of 48 shareholders of record.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Use of Proceeds

Not applicable.

Recent Sales of Unregistered Securities

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the beneficial owner of MoralArrival, which was Shuhua Liu. The acquisition of MoralArrival was with a related party as Ms. Liu, who controls the shares of MoralArrival, also controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. MoralArrival had no business activity as of the date of acquisition. MoralArrival changed its name to Goodwill Motion Enterprises, Inc. (“Goodwill”) on May 4, 2020. The shares were issued pursuant to an exemption under Section 4a(2). The share issuance was rescinded in November 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward- looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the beneficial owner of MoralArrival, which was Shuhua Liu. The acquisition of MoralArrival was with a related party as Ms. Liu, who controls the shares of MoralArrival, also controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. MoralArrival had no business activity as of the date of acquisition. MoralArrival changed its name to Goodwill Motion Enterprises, Inc. (“Goodwill”) on May 4, 2020.

On July 17, 2019, the Company received FINRA approval to effect a 10-for-1 stock dividend to holders of its common stock as of June 1, 2019, the record date for the dividend. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted to reflect the stock dividend.

On May 8, 2020, Sumnet (Canada) Inc. (“Sumnet (Canada)”) was incorporated in Canada. Sumnet (Canada) issued all its ordinary shares to the Company on May 8, 2020 so that Sumnet (Canada) became the wholly owned subsidiary of Company. On July 29, 2020, Smith Barney Enterprises Limited (“Smith Barney”) was incorporated in the British Virgin Islands. Smith Barney issued all its ordinary shares to the Company on July 29, 2020 so that Smith Barney became the wholly owned subsidiary of Company. On August 28, 2020, Green Energy (HK) Limited (“Green Energy”) was incorporated in Hong Kong. Green Energy issued all its ordinary shares to Smith Barney on August 28, 2020 so that Green Energy became the wholly owned subsidiary of Smith Barney. On September 27, 2020, Beijing Asian League Wins Technology Co., Ltd. (“Beijing ALW”) was incorporated in People’s Republic of China. Green Energy subscribed all capital stock of Beijing ALW on September 27, 2020 so that Beijing ALW became the wholly owned subsidiary of Green Energy.

On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the “Goodwill Rescission Agreement”) with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the Goodwill Rescission Agreement, Shuhua Liu agreed to deliver to the Company 3,000,000 shares of its common stock that were issued to Liu under the MoralArrival Share Exchange Agreement, which the Company agreed to cancel upon such delivery by Shuhua Liu. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred.

Currently, we are in the early stage of development of our new business plan which involves acting as an international agent through our wholly-owned subsidiaries, Smith Barney, Green Energy and Beijing ALW, for a Chinese environmental company, Hengshui Jingzhen Environmental Technology Company Limited of Hebei, China (“Hengshui”), to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets. Provides solutions for the disposal of hazardous waste, pollution treatment equipment and supplies fossil fuels made from industrial waste. It is a company that focuses on providing solutions for environmental protection, especially on recycling and exploitation of hazardous waste. It possesses technology in connection with hazardous waste collection, disposal and utilization, in order to handle hazardous waste more efficiently and regenerate energy from waste. However, to date, our activities have been limited to capital formation, organization and development of a business plan.

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing environmental technology businesses. We aim to start marketing the environmental equipment and solutions in 2021 across China, Japan, the Southeast Asia and the United States. The services and products that we plan to market include disposal of hazardous waste, pollution treatment equipment and fossil fuels made from the industrial waste. We desire to market Hengshui’s products by acquiring businesses in possession of the waste conversion technology, organizing conferences nationwide with potential enterprise client in need of waste disposal; services, and partnering with local environmental protection ventures to expand Hengshui’s outreach to hundreds of factories across China. However, our plan to operate in the hazardous waste disposal industry may be adversely impacted by the outbreak of coronavirus, which was first reported to have surfaced in Wuhan, China, in December 2019, and is now continuing to spread throughout other parts of the world. Although China has made great efforts to contain the spread of the virus and had brought the outbreak under control, the economy, financial market and businesses in China have been suffering from the pandemic.

Results of Operations

During the year ended July 31, 2020 and 2019, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $131,525 and $375,992, respectively, resulting in net loss of $131,525 for the year ended July 31, 2020 compared to a net loss of $ 375,992 for the year ended July 31, 2019. Our general and administrative expenses consisted of mainly professional fees for the year ended July 31, 2020, and consisted of mainly management fees, chief executive fees and director fees for the year ended July 31, 2019. The decrease of general and administrative expenses was mainly due to the decrease of management fees, chief executive fees and director fees.

Our total assets as of July 31, 2020 were $310,266.

We currently anticipate that our legal and accounting fees over the next 12 months, as result of being a reporting company with the SEC and more capital financing activities occurred, will be approximately $50,000.

On April 9, 2019, the Company entered into the MoralArrival Share Exchange Agreement. Under the terms of the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu on January 7, 2020. This transaction was rescinded in November 2020.

As of July 31, 2020, the Company had 64,049,990 shares of common stock issued and outstanding.

As of July 31, 2020 and 2019, there are a total of $518,607 and $52,642 in amounts due to related parties and shareholders, respectively, for expenses that were paid on behalf of the company. The amounts were interest free, unsecured and payable on demand.

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to change our direction. The business plan of our company assumes that we will continue with our business as originally planned. However, as mentioned above, we are in discussions that could lead to another direction for the Company.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve months’ period, there is no guarantee that we will be able to attract and more importantly, retain enough customers to cover our expenditures. If we are unable to generate a significant amount of revenue, then it would materially affect our financial condition.

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

Liquidity and Capital Resources

As for the year ended July 31, 2020 and 2019, the Company had a positive cash flow of $304,243 and a negative cash flow of $17,176, respectively. The Company’s principal sources and uses of funds were as follows:

For the year ended July 31, 2020, the Company used $161,722 in cash for operations as compared to $337,380 for the year ended July 31, 2019Such decrease was primarily due to higher net loss in year ended July 31, 2019. The net cash provided by the financing activities for the year ended July 31, 2020 was $465,965 as compared to repayment of $320,204 to related parties for the year ended July 31, 2019. Such increase was a result of more advances from the related parties.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations by advances from related parties. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan of acquiring an operating business or assets. As of July 31, 2020 we had cash of $304,796 and there were outstanding liabilities of $528,132. As of July 31, 2019, we had $553 in cash and the outstanding liabilities were $86,894. The working capital deficits were $217,866 and $86,341, for July 31, 2020 and 2019, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The Company will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

Management has evaluated the effect of the recent and ongoing outbreak of the COVID-19, which was declared as a pandemic by the World Health Organization in March 2020. Although the ultimate disruption caused by the outbreak is uncertain, it may not have had a significant impact on the Company’s financial position, operations and cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRN

To the shareholders and the Board of Directors of Summit Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Networks Inc. (“the Company”) as of July 31, 2019, and 2018, the related consolidated statements of operations, stockholder’s equity, and cash flows, for each of the three years in the period ended July 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company had suffered recurring losses from operations and had net capital deficiency that raise substantial doubt about the its ability to continue as a going concern. Management’s plans in regard to these matters are also not described in notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reposing but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Summit Networks, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Summit Networks, Inc. (the Company) as of July 31, 2020, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for year ending July 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

As discussed in Note 2 to the consolidated financial statements the accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. The Company had limited operations during the period from July 8, 2014 (date of inception) to July 31, 2020, resulting in accumulated deficit of $643,783 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future. At July 31, 2020, the Company had a working capital deficiency of $217,866. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2020

Hackensack, New Jersey

November 13, 2020

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2020	2019
ASSETS

Current Assets
Cash & Cash Equivalents	$304,796	$553
Prepaid Expenses	5,470	-
Total Current Assets	310,266	553
TOTAL ASSETS	$310,266	$553

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$9,525	$34,252
Due to related party	518,607	52,642
Total Current Liabilities	528,132	86,894

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-

Common stock, $0.001 par value, 500,000,000 shares authorized; 64,049,990 and 61,049,990 shares issued and outstanding as of July 31 , 2020, and July 31, 2019	64,050	61,050

Additional Paid in Capital	361,867	364,867
Accumulated Deficit	(643,783)	(512,258)
Total Stockholders’ Deficit	(217,866)	(86,341)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$310,266	$553

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended	For the year ended
	July 31,	July 31,
	2020	2019

Revenue	$-	$-
Operating Expenses
General and Administrative Expenses	131,525	370,900
Loss from operations	(131,525)	(370,900)

Loss on disposal of subsidiary	-	(5,092)

Loss before provision for income taxes	(131,525)	(375,992)

Provision for Income taxes	-	-

Net Loss	$(131,525)	$(375,992)

Basic and diluted earnings per share	$(0.00)	$(0.06)

Basic and diluted Weighted average number of common shares outstanding	62,738,515	61,049,990

The accompanying notes are an integral part of these consolidated financial statements

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2018	61,049,990	$61,050	$12,457	$(136,266)	$(62,759)

Net loss	-	-	-	(375,992)	(375,992)
Disposal of Real Capital Ltd.	-	-	3,643	-	3,643
Debt forgiven by related parties	-	-	348,767	-	348,767
Balance, July 31, 2019	61,049,990	61,050	364,867	(512,258)	(86,341)

Issuance of common shares, in connection with acquisition	3,000,000	3,000	(3,000)	-	-
Net loss	-	-	-	(131,525)	(131,525)
Balance, July 31, 2020	64,049,990	$64,050	$361,867	$(643,783)	$(217,866)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year July 31,	For the Year July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(131,525)	$(375,992)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment	-	11,172
Changes in operating assets and liabilities:
Receivable	-	4,556
Prepaid expenses	(5,470)	-
Accounts payable and accrued expenses	(24,727)	22,884
Net cash used in operating activities	(161,722)	(337,380)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt forgiven by related parties	-	348,767
Advance from related party	465,965	(28,563)
Net cash provided by financing activities	465,965	(320,204)
Net increase(decrease) in cash	304,243	(17,176)
Cash at beginning of year	553	17,729
Cash at end of year	$304,796	$553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-

Non-cash financing activities:
Forgiveness of debt from related parties - contributed to additional paid-in capital	$-	$348,767

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

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

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the sole shareholder of MoralArrival, which was Shuhua Liu, Ms. Liu. The acquisition of MoralArrival was with a related party as Ms. Liu controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. MoralArrival had no business activity as of the date of acquisition. MoralArrival changed its name to Goodwill Motion Enterprises, Inc. (“Goodwill”) on May 4, 2020.

On May 8, 2020, Sumnet (Canada) Inc. (“Sumnet (Canada)”) was incorporated in Canada. Sumnet (Canada) issued all its ordinary shares to the Company on May 8, 2020 so that Sumnet (Canada) became the wholly owned subsidiary of Company. On July 29, 2020, Smith Barney Enterprises Limited (“Smith Barney”) was incorporated in the British Virgin Islands. Smith Barney issued all its ordinary shares to the Company on July 29, 2020 so that Smith Barney became the wholly owned subsidiary of Company. On August 28, 2020, Green Energy (HK) Limited (“Green Energy”) was incorporated in Hong Kong. Green Energy issued all its ordinary shares to Smith Barney on August 28, 2020 so that Green Energy became the wholly owned subsidiary of Smith Barney. On September 27, 2020, Beijing Asian League Wins Technology Co., Ltd. (“Beijing ALW”) was incorporated in People’s Republic of China. Green Energy subscribed all capital stock of Beijing ALW on September 27, 2020 so that Beijing ALW became the wholly owned subsidiary of Green Energy.

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

The Company had limited operations during the period from July 8, 2014 (date of inception) to July 31, 2020, resulting in accumulated deficit of $643,783 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future.

At July 31, 2020, the Company had a working capital deficiency of $217,866. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s potential customers, unavailability of products and supplies used in operations, and the unavailability of capital.

The Company actively looks for new business opportunities, and its operating expenses are solely relied on loans from the shareholders.

NOTE 3. Summary of significant accounting policies

Basis of Presentation and Consolidation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Fair Value

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of July 31, 2020 and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

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

NOTE 4. RELATED PARTY TRANSACTIONS

As of July 31, 2020, the amount due to its shareholders of the Company was $518,607, which was unsecured, non-interest bearing with no specific repayment terms. The amount has been increased from $52,642 since July 31, 2019.

During the year period ended July 31, 2020, the company has borrowed amount of $465,965 from its shareholders to pay certain expenses.

During the year ended July 31, 2019, the Company has borrowed amount of $276,640 from a related party and recognized debt forgiveness of $348,767 from related parties, which was recorded as additional paid-in capital.

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

On July 17, 2019, the Company received FINRA approval to effect a 10-for-1 stock dividend to holders of its common stock as of June 1, 2019, the record date for the dividend. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted for all periods presented to reflect the stock dividend.

In connection with the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu on January 7, 2020. See Note 1 and Note 4 above.

As of July 31, 2020, the Company had 64,049,990 shares of common stock issued and outstanding.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the years ended July 31, 2020 and 2019 to the Company’s effective tax rate is as follows:

	Year Ended July 31,
	2020	2019
	21%	21%
Income tax benefit at statutory rate	$(25,755)	$(78,958)
Change in valuation allowance	25,755	78,958
Income tax expense	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of July 31, 2020 and 2019 are as follows:

	July 31	July 31
	2020	2019
Net operating loss carryforward	$134,399	$108,643
Valuation allowance	(134,399)	(108,643)
Net deferred tax assets	$—	$—

As of July 31, 2020, the Company has approximately $639,993 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years. Of the net operating loss from the Company’s operations, $141,356 can be carried forward for a period of twenty years from the year of the initial loss and $498,637 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company did not have any earnings from foreign subsidiaries, and, as such, the international aspects of the Tax Act are not applicable.

NOTE 7. Subsequent events

Management has evaluated subsequent events through the date these financial statements were available to be issued and concluded the following subsequent event need to be disclosed:

On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the “Goodwill Rescission Agreement”) with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the Goodwill Rescission Agreement, Shuhua Liu agreed to deliver to the Company 3,000,000 shares of its common stock that were issued to Liu under the MoralArrival Share Exchange Agreement, which the Company agreed to cancel upon such delivery by Shuhua Liu. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred.

Currently, the Company is in the early stage of development of its new business plan which involves acting as an international agent through our wholly-owned subsidiaries, Smith Barney, Green Energy and Beijing ALW, for a Chinese environmental company, Hengshui Jingzhen Environmental Technology Company Limited of Hebei, China (“Hengshui”), to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets. However, to date, the Company’s activities have been limited to capital formation, organization and development of a business plan.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 18, 2020 (the “Effective Date”), the board of directors of Summit Networks, Inc. (the “Company”) terminated the engagement of Zia Masood Kiani & Co. (“ZMK”), the Company’s prior independent registered public accounting firm, effective immediately. In addition, on the Effective Date, the board of directors of the Company approved the termination of ZMK and the appointment by the Company of Prager Metis CPAs, LLC (“Prager”) to serve as the Company’s independent registered public accounting firm, effective March 18, 2020.

ZMK’s audit reports on the Company’s financial statements for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles.

During the two most recent fiscal years and through the Effective Date, there were (i) no disagreements between the Company and ZMK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ZMK, would have caused ZMK to make reference to the subject matter of such disagreements in connection with its audit reports on the Company’s financial statements for such years, and (ii) no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of July 31,2020, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of July 31, 2020 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of July 31, 2020.

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

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended July 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

ITEM 9B. OTHER INFORMATION

On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the “Goodwill Rescission Agreement”) with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the Goodwill Rescission Agreement, Shuhua Liu agreed to deliver to the Company 3,000,000 shares of its common stock that were issued to Liu under the MoralArrival Share Exchange Agreement, which the Company agreed to cancel upon such delivery by Shuhua Liu. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding directors and officers:

Name	Age	Positions	Date First Appointed
Shuhua Liu	49	Chairwoman of the Board, Chief Executive Officer	June 17, 2019
Chao Long Huang	68	Chief Financial Officer and Director	March 9, 2020

Shuhua Liu, age 49, has served as a Director of the Company since June 2019. She has also been serving as the President of Hebei Jingxin Group, a construction company in China, since 2015. Prior to that, Ms. Liu served as the Executive Deputy General Manager of Hebei Jingxin Group from 2010 to 2015. Ms. Liu received her Bachelor of Arts degree from National Open University in 2016, China and MBA degree from Business School Netherlands of Tsinghua University of Beijing in 2017.

Chao Long (Charlene) Huang, age 68, has served as Chief Financial Officer of the Company since May 2019. Ms. Huang has also been serving as Chief Executive Officer of Zenox Enterprises Ltd., a trading company based in Canada, since 2005. From 1993 to 2016, Ms. Huang served as Chief Executive Officer for various companies, including Shanghai Wellson Welding Materials Import & Export Co. Ltd., Shanghai Flying Dragon Mineral Products Co. Ltd. and Shanghai Starlink Forwarding Co. Ltd. Ms. Huang received an associate degree from China Anhui Huangshan Forestry College in 1975 and a Bachelor of Arts degree from China Nanjing Teacher-training University in 1991.

Director Independence

We do not have any independent directors. We are not required to maintain a majority of independent directors under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system.

The Board and Committees

Our Board of Directors at this time does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by the Board as a whole.  We are an early stage company with very limited operations, therefore our Board of Directors does not deem it necessary to have more than one director or a nominating or compensation committee. We have not paid any compensation to any officer or director. Decisions relating to director nominations or compensation can be made on a case by case basis by the Board of Directors. Our Board of Directors would consider any shareholder nominee at such time as it is made. Our Board of Directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of our operations, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that the Board believes must be met by a candidate recommended by the Board of Directors. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

We have not adopted practices or polices regarding employee, officer and director hedging in accordance with Item 407(i) of Regulation S-K.

Legal Proceedings

To the knowledge of our management, there are no material proceedings to which any of our director, officer or affiliate is a party adverse to our company or has a material interest adverse to our company.

Code of Ethics

We intend at some point to adopt a code of ethics that applies to our officers, directors and employees. We will file copies of our code of ethics in a current report on Form 8-K. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

There are no current employment agreements between us and our directors and officers. We have never paid any compensation to any of our executive officers or directors. Our current officer has agreed to work with no remuneration until such time as we commence business operations and receive sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, regarding the beneficial ownership of our common stock as of the date of this Annual Report by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of our company and (iii) by all executive officers and directors of our company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The business address of each person listed below is 205-1571 West 57th Avenue, Vancouver, BC V6P 0H7, Canada.

			Percentage
	Number of		of Shares
Name and Address	Shares Owned		Owned
5% Stockholders
Hass Group, Inc.	42,753,504	(1)	66.72%
Super Dragon Shipping & Trading Limited	4,328,496		6.76%
Directors and Officers
Shuhua Liu	3,000,000		4.68%
Chao Long Huang	1,671,732		2.61%

(1)	Juli Enterprises Inc., a company organized under the laws of British Virgin Islands, owns 100% of the shares of the Hass Group, Inc. Shuhua Liu, a citizen of people’s Republic of China, servers as the sole director of Juli Enterprises Inc. As such, both Juli Enterprises Inc. and Shuhua Liu may be deemed to be the beneficial owners of all shares of common stock held by the Hass Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On June 15, 2020, the Company entered into loan agreements with Shuhua Liu and Chiu Kin Wong for an aggregate of $400,000 with no interest. Shuhua Liu agreed to lend $280,000 to the Company and Chiu Kin Wong agreed to lend $120,000, both for the Company’s working capital in connection with going public, merger and acquisition. The Company agrees to repay the loan balance after its first financing activity. Shuhua Liu is the Chief Executive Officer and Director of the Company. Chiu Kin Wong is a shareholder of the Company. The largest amount of principal outstanding during the fiscal year ended July 31, 2020 is $400,000. The amount of principal outstanding as of November 13, 2020 is $400,000. No principal or interest has been paid by the Company during the fiscal year ended July 31, 2020. During the year period ended July 31, 2020, the company has borrowed amount of $465,965 from its shareholders to pay certain expenses.

On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the “Goodwill Rescission Agreement”) with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the Goodwill Rescission Agreement, Shuhua Liu agreed to deliver to the Company 3,000,000 shares of its common stock that were issued to Liu under the MoralArrival Share Exchange Agreement, which the Company agreed to cancel upon such delivery by Shuhua Liu. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended July 31, 2020 and 2019 and fees billed for other services during those periods.

During the year ended July 31, 2020, Prager Metis’s fees for the annual audit of our financial statements and the periodic reviews of the financial statements were $9,500. During the year ended July 31, 2019, Zia Masood Kiani & Co.’s fees for the annual audit of our financial statements and the periodic reviews of the financial statements were $1,650.

	July 31, 2020	July 31, 2019
Audit fees	$9,500	$1,650
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total Fees	$9,500	$1,650

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	(1)	Financial Statements
	(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be retrieved from SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3 to Form DEF 14C, filed with the Commission on June 18, 2019.

3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to Form S-1, filed with the Commission on October 1, 2014

10.1	Share Purchase Agreement, dated March 31, 2019, between the Company and Hang Dennis Cheung, incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on April 11, 2019

10.2	Share Exchange Agreement, dated April 9, 2019, among the Company, MoralArrival Environmental and Blockchain Technology Services Limited and Shuhua Liu, incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on April 11, 2019

10.3*	Mutual Rescission Agreement, dated November 11, 2020, among the Company, Goodwill Motion Enterprises, Inc. and Shuhua Liu

10.4*	Loan Agreement, dated June 15, 2020, among the Company, Shuhua Liu and Chiu Kin Wong

10.5*	Loan Agreement, dated June 15, 2020, between the Company and Shuhua Liu

10.6*	Loan Agreement, dated June 15, 2020, between the Company and Chiu Kin Wong

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC.

By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer and Director

By	/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer and Director

Date:	November 13, 2020