Form 10-Q
period 2020-10-31
Summit Networks Inc.
filed 2020-12-15
CIK 1619096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS PERIOD ENDED OCTOBER 31, 2020

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

As of December 15, 2020, there were 64,049,990 shares of the Company’s common stock, par value $0.001 per share, issued and outstanding.

SUMMIT NETWORKS INC.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, business strategy and the plans and objectives of management for future operations of Summit Networks Inc. (the “Company”), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 13, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 31,	July 31,
	2020	2020
ASSETS
Current Assets:
Cash & cash Equivalents	$241,696	$304,796
Prepaid expenses	4,220	5,470
Total Current Assets	245,916	310,266
TOTAL ASSETS	$245,916	$310,266

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$17,029	$9,525
Due to related party	518,607	518,607
Total Current Liabilities	535,636	528,132
Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 64,049,990 shares issued and outstanding as of October 31, 2020, and July 31, 2020	64,050	64,050
Additional paid-in capital	361,867	361,867
Accumulated deficit	(715,637)	(643,783)
Total Stockholders’ Deficit	(289,720)	(217,866)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$245,916	$310,266

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	October 31,	October 31,
	2020	2019

Revenue	$-	$-
Operating Expenses:
General and administrative expenses	71,854	27,267
Loss from operations	(71,854)	(27,267)
Provision for income taxes	-	-
Net Loss	$(71,854)	$(27,267)

Basic Net loss per share	$(0.00)	$(0.00)
Diluted Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	64,049,990	61,049,990

Diluted weighted average number of common shares outstanding	64,049,990	61,049,990

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 31, 2020	64,049,990	$64,050	$361,867	$(643,783)	$(217,866)
Net loss	-	-	-	(71,854)	(71,854)
Balance, October 31, 2020	64,049,990	$64,050	$361,867	$(715,637)	$(289,720)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 31, 2019	61,049,990	$61,050	$364,867	$(512,258)	$(86,341)
Net loss	-	-	-	(27,267)	(27,267)
Balance, October 31, 2019	61,049,990	$61,050	$364,867	$(539,525)	$(113,608)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,854)	$(27,267)
Changes in operating assets and liabilities:
Prepaid expense	1,250	-
Accounts payable and accrued expenses	7,504	11,330
Net cash used in operating activities	(63,100)	(15,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	-	15,384
Net cash provided by financing activities	-	15,384
Net decrease in cash	(63,100)	(553)
Cash at beginning of period	304,796	553
Cash at end of period	$241,696	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

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

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the sole shareholder of MoralArrival, Ms. Liu. The acquisition of MoralArrival was with a related party as Ms. Liu controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival became a wholly-owned subsidiary of the Company. MoralArrival had no business activity as of the date of acquisition. MoralArrival changed its name to Goodwill Motion Enterprises, Inc. (“Goodwill”) on May 4, 2020. On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the “Goodwill Rescission Agreement”) with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred. See Note 7. SUBSEQUENT EVENTS.

On July 17, 2019, the Company received FINRA approval to affect a 10-for-1 stock dividend to holders of its common stock as of June 1, 2019, the record date for the dividend. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted for all periods presented to reflect the stock dividend.

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

Currently, we are in the early stage of development of our new business plan involves acting as an international agent for a Chinese environmental company to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets. However, to date, our activities to have been limited to capital formation, organization and development of a business plan.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $715,637 as of October 31, 2020. There is no guarantee that Company will generate revenue and net income in the future.

At October 31, 2020, the Company had a working capital deficiency of $289,720. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America, and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended October 31, 2020 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended July 31, 2020 filed with the Securities and Exchange Commission on November 13, 2020.

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

Fair Value

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of October 31, 2020 and July 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 4. RELATED PARTY TRANSACTIONS

As of October 31, 2020, the amount due to the shareholders of the Company was $518,607, which was unsecured, non-interest bearing with no specific repayment terms. During the three months ended October 31, 2020, the Company borrowed $Nil from a related party.

On April 9, 2019, the Company entered into MoralArrival Share Exchange Agreement with MoralArrival, a British Virgin Islands company, and the sole shareholder of MoralArrival was Shuhua Liu. The acquisition of MoralArrival was with a related party, as Ms. Liu controls The Hass Group, Inc., the Company’s largest stockholder and it was accounted for as acquisition of entity under common control. Under the terms of that MoralArival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. The Company issued 3,000,000 shares of common stock to Ms. Liu in January 2020. This Share Exchange Agreement was terminated on November 11, 2020. See Note 1 and Note 7.

NOTE 5. STOCKHOLDERS’ EQUITY

On January 7, 2020, in connection with the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu. See Note 1 and Note 4 above.

As of October 31, 2020, the Company had 64,049,990 shares of common stock issued and outstanding.

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for three months ended October 31, 2020 and 2019 to the Company’s effective tax rate is as follows:

	Three Months Ended October 31,
	2020	2019
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(15,089)	$(5,726)
Change in valuation allowance	15,089	5,726
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	October 31, 2020	July 31, 2020
Net operating loss carryforward	$149,488	$134,399
Valuation allowance	(149,488)	(134,399)
Net deferred tax assets	$-	$-

As of October 31, 2020, the Company has approximately $711,847 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years. Of the net operating loss from the Company’s operations, $141,356 can be carried forward for a period of twenty years from the year of the initial loss and $570,491 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Currently, we are in the early stage of development of our new business plan which involves acting as an international agent through our wholly-owned subsidiaries, Smith Barney, Green Energy and Beijing ALW, for a Chinese environmental company, Hengshui Jingzhen Environmental Technology Company Limited of Hebei, China (“Hengshui”), to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets. Hengshui provides solutions for the disposal of hazardous waste, pollution treatment equipment and supplies fossil fuels made from industrial waste. It is a company that focuses on providing solutions for environmental protection, especially on recycling and exploitation of hazardous waste. It possesses technology in connection with hazardous waste collection, disposal and utilization, in order to handle hazardous waste more efficiently and regenerate energy from waste. We are currently engaged in the merger and acquisitions with Hengshui. However, to date, our activities have been limited to capital formation, organization and development of a business plan.

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing environmental technology businesses. We aim to start marketing the environmental equipment and solutions in 2021 across China, Japan, the Southeast Asia and the United States. The services and products that we plan to market include disposal of hazardous waste, pollution treatment equipment and fossil fuels made from the industrial waste. We intend to market Hengshui’s products by acquiring businesses in possession of the waste conversion technology, organizing conferences nationwide with potential enterprise client in need of waste disposal; services, and partnering with local environmental protection ventures to expand Hengshui’s outreach to hundreds of factories across China. However, our plan to operate in the hazardous waste disposal industry may be adversely impacted by the outbreak of coronavirus, which was first reported to have surfaced in Wuhan, China, in December 2019, and is now continuing to spread throughout other parts of the world. Although China has made great efforts to contain the spread of the virus and had brought the outbreak under control, the economy, financial market and businesses in China have been suffering from the pandemic.

Results of Operations

During the three months ended October 31, 2020 and 2019, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $71,854 and $27,267, respectively, resulting in net loss of $71,854 for the three months ended October 31, 2020 compared to a net loss of $27,267 for the three months ended October 31, 2019. Our general and administrative expenses consisted of mainly professional fees for the three months ended October 31, 2020 and 2019, respectively. The increase of general and administrative expenses was mainly due to the increase of accounting and legal fees.

Our total assets as of October 31, 2020 were $245,916.

We currently anticipate that our legal and accounting fees over the next 12 months, as result of being a reporting company with the SEC and more capital financing activities occurred, will be approximately $125,000.

On April 9, 2019, the Company entered into the MoralArrival Share Exchange Agreement. Under the terms of the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu on January 7, 2020. This transaction was rescinded in November 2020.

As of October 31, 2020, the Company had 64,049,990 shares of common stock issued and outstanding.

As of October 31, 2020 and July 31, 2020, there are a total of $518,607 and $518,607 in amounts due to related parties and shareholders, respectively, for expenses that were paid on behalf of the company. The amounts were interest free, unsecured and payable on demand.

Because we were not able to raise sufficient capital to execute our full business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value. As of the date of filing this Quarterly Report on Form 10-Q, we have not entered into any definitive agreement to change our direction. The business plan of our company assumes that we will continue with our business as originally planned. However, as mentioned above, we are in discussions that could lead to another direction for the Company.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve months’ period, there is no guarantee that we will be able to attract and more importantly, retain enough customers to cover our expenditures. If we are unable to generate a significant amount of revenue, then it would materially affect our financial condition.

Based on our current operating plan, we believe that we cannot guarantee for any increase in our revenue in the next quarter and coming twelve months. We may need to obtain additional financing to operate our business for the next twelve months. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

As for the three months ended October 31, 2020 and 2019, the Company had negative cash flows of $63,100 and $553, respectively. The Company’s principal sources and uses of funds were as follows:

For the three months ended October 31, 2020, the Company used $63,100 in cash for operations as compared to $15,937 for the three months ended October 31, 2019. The increase was primarily due to higher net loss and the decrease in accounts payable in the three months ended October 31, 2020 compared to the three months ended October 31, 2019. The net cash provided by the financing activities for the three months ended October 31, 2020 was $Nil as compared to $15,384 for the three months ended October 31, 2019. The decrease was a result of less advances from the related parties.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations by advances from related parties. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan of acquiring an operating business or assets. As of October 31, 2020, we had cash of $241,696 and there were outstanding liabilities of $535,636. As of July 31, 2020, we had $304,796 in cash and the outstanding liabilities were $528,132. The working capital deficits were $289,720 and $217,866, for October 31, 2020 and July 31, 2020, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The Company will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of October 31,2020, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company’s internal controls over financial reporting existed as of October 31, 2020 and has not been remediated, the Company’s disclosure controls and procedures were not effective as of October 31, 2020.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Summit Networks Inc.
Registrant

Date: December 15, 2020	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
Principal Executive Officer

Date: December 15, 2020	By	/s/ Chao Long Huang
Chao Long Huang
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer