Form 10-Q
period 2021-03-31
Summit Networks Inc.
filed 2021-05-17
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-211808

SUMMIT NETWORKS INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	35-2511257
(Stae or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

S101-5289 Cambie street, Vancouver BC Canada	V5Z 0J5
(Address of principal executive offices)	(Zip Code)

+ 1-604-336-5353

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	61,549,990

SUMMIT NETWORKS INC.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, business strategy and the plans and objectives of management for future operations of Summit Networks Inc. (the “Company”), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 26, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2021	2020
ASSETS
Current Assets:
Cash	$105,341	$292,603
Prepaid expenses	20,500	5,470
Total Current Assets	125,841	298,073
Fixed assets, net	5,221	-
TOTAL ASSETS	$131,062	$298,073

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$33,978	$9,525
Accounts payable - related party	4,000	-
Due to related party	697,607	518,607
Total Current Liabilities	735,585	528,132
Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 61,549,990 and 64,049,990 shares issued and outstanding as of March 31, 2021, and September 30, 2020	61,550	64,050
Additional paid-in capital	379,367	361,867
Accumulated deficit	(1,045,440)	(655,976)
Total Stockholders’ Deficit	(604,523)	(230,059)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$131,062	$298,073

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-
Operating Expenses:
General and administrative expenses	289,232	50,318	389,464	80,408
Loss from operations	(289,232)	(50,318)	(389,464)	(80,408)
Provision for income taxes	-	-	-	-
Net Loss	$(289,232)	$(50,318)	$(389,464)	$(80,408)

Basic Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	61,366,657	63,852,188	61,882,408	62,443,433

Diluted weighted average number of common shares outstanding	61,366,657	63,852,188	61,882,408	62,443,433

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	64,049,990	$64,050	$361,867	$(655,976)	$(230,059)
Cancellation of shares in connection with the termination of MoralArrival Share Exchange Agreement	(3,000,000)	(3,000)	3,000	-	-
Net loss	-	-	-	(100,232)	(100,232)
Balance, December 31, 2020	61,049,990	$61,050	$364,867	$(756,208)	$(330,291)
Share-based compensation	500,000	500	14,500	-	15,000
Net loss	-	-	-	(289,232)	(289,232)
Balance, March 31, 2021	61,549,990	$61,550	$379,367	$(1,045,440)	$(604,523)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2019	61,049,990	$61,050	$364,867	$(515,286)	$(89,369)
Net loss	-	-	-	(30,090)	(30,090)
Balance, December 31, 2019	61,049,990	$61,050	$364,867	$(545,376)	$(119,459)
Issuance of shares in connection with the MoralArrival Share Exchange Agreement	3,000,000	3,000	(3,000)	-	-
Net loss	-	-	-	(50,318)	(50,318)
Balance, March 31, 2020	64,049,990	$64,050	$361,867	$(595,694)	$(169,777)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(389,464)	$(80,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	315	-
Share-based compensation expense	15,000	-
Changes in operating assets and liabilities:
Prepaid expense	(15,030)	(1,250)
Accounts payable and accrued expenses	24,453	(34,136)
Accounts payable - related party	4,000	-
Net cash used in operating activities	(360,726)	(115,794)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of office furniture	(5,536)	-
Net cash used in investing activities	(5,536)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	179,000	117,741
Net cash provided by financing activities	179,000	117,741
Net (decrease) increase in cash	(187,262)	1,947
Cash at beginning of period	292,603	(1,947)
Cash at end of period	$105,341	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

On April 9, 2019, the Company entered into a Share Exchange Agreement (the “MoralArrival Share Exchange Agreement”) with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company (“MoralArrival”), and the sole shareholder of MoralArrival, Ms. Liu. The acquisition of MoralArrival was with a related party as Ms. Liu controls The Hass Group, Inc., the Company’s largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival became a wholly-owned subsidiary of the Company. MoralArrival had no business activity as of the date of acquisition. MoralArrival changed its name to Goodwill Motion Enterprises, Inc. (“Goodwill”) on May 4, 2020. On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the “Goodwill Rescission Agreement”) with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred. Pursuant to the Goodwill Rescission Agreement, Shuhua Liu delivered to the Company 3,000,000 shares of its common stock that were issued to Shuhua Liu under the MoralArrival Share Exchange Agreement, which the Company canceled upon such delivery by Shuhua Liu. See NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS.

On May 8, 2020, Sumnet (Canada) Inc. (“Sumnet (Canada)”) was incorporated in Canada. Sumnet (Canada) issued all its ordinary shares to the Company so that Sumnet (Canada) became the wholly owned subsidiary of Company. On July 29, 2020, Smith Barney Enterprises Limited (“Smith Barney”) was incorporated in the British Virgin Islands. Smith Barney issued all its ordinary shares to the Company on July 29, 2020 so that Smith Barney became the wholly owned subsidiary of Company. On August 28, 2020, Green Energy (HK) Limited (“Green Energy”) was incorporated in Hong Kong. Green Energy issued all its ordinary shares to Smith Barney on August 28, 2020 so that Green Energy became the wholly owned subsidiary of Smith Barney. On September 27, 2020, Beijing Asian League Wins Technology Co., Ltd. (“Beijing ALW”) was incorporated in People’s Republic of China. Green Energy subscribed all capital stock of Beijing ALW on September 27, 2020 so that Beijing ALW became the wholly owned subsidiary of Green Energy.

On January 20, 2021, Beijing ALW and Green Energy entered into a series of contractual agreements (the “VIE Agreement”) with Hengshui Jingzhen Environmental Company Limited (“Hengshui Jingzhen”, or the “VIE”), whereby Beijing ALW gained control over Hengshui Jingzhen, a P.R. China company, which provides integrated hazardous waste management services, including collecting, transferring, disposing, and recycling of hazardous waste, primarily in Hebei, China. On March 29, 2021, the board of directors and a majority shareholder of the Company approved the termination of the VIE Agreements with Hengshui Jingzhen. On the same date, Beijing ALW, Hengshui Jingzhen, and Hengshui Jingzhen’s shareholders entered into a Termination Agreement (the “Termination Agreement”) to terminate all existing VIE Agreements signed on January 20, 2021. Pursuant to the Termination Agreement, all of the rights and obligations under the existing VIE Agreements were terminated and the Company no longer had control of Hengshui Jingzhen. See NOTE 4. EXECUTION AND TERMINATION OF VIE AGREEMENTS.

Currently, we are in the early stage of development of our new business plan that involves acting as an international agent for a Japanese company to market its waste-to-energy technology to develop projects utilizing its technology in Chinese markets. However, to date, our activities have been limited to capital formation, organization, and development of a business plan.

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,045,440 as of March 31, 2021. There is no guarantee that Company will generate revenue and net income in the future.

At March 31, 2021, the Company had a working capital deficiency of $609,744. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management has evaluated the effect of the ongoing outbreak of the COVID-19, which was declared as a pandemic by the World Health Organization in March 2020. Although the ultimate disruption caused by the outbreak and the timing on a return to more normal operations are still uncertain, it may have a material adverse impact on the Company’s future business plan.

The Company actively looks for new business opportunities, and its operating expenses are solely relied on loans from the shareholders.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30. Therefore, the consolidated balance sheets as of March 31, 2021 and September 30, 2020, the consolidated statements of operations and stockholders’ deficit for the three and six months ended March 31, 2021 and 2020, and the consolidated statements of cash flows for the six months ended March 31, 2021 and 2020 were prepared based on the Company’s new fiscal year.

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America, and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, cash flows, and stockholders’ equity for the periods presented. The results for the six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Fixed Assets

Fixed assets are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Estimated Useful Life
Office furniture	3 years

Share-Based Compensation

The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants. Stock compensation expense, which is based on the grant date’s fair value estimated in accordance with the provisions of ASC 718, is recognized as an expense over the requisite service period, and the Company made a policy election to recognize forfeitures when they occur.

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

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of March 31, 2021 and September 30, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets.

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

NOTE 4. EXECUTION AND TERMINATION OF VIE AGREEMENTS

On January 20, 2021, Beijing ALW and Green Energy entered into a series of contractual arrangements, including Equity Pledge Agreement, Exclusive Technology Development, Consulting and Services Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”) with Hengshui Jingzhen, whereby Beijing ALW gained control over Hengshui Jingzhen, a P.R. China company, which provides integrated hazardous waste management services, including collecting, transferring, disposing, and recycling of hazardous waste, primarily in Hebei, China. This transaction was accounted for as a reverse merger in which the Company was the legal acquirer and Hengshui Jingzhen was the accounting acquirer.

On March 29, 2021, due to changes of the Company’s business plan, the board of directors and a majority shareholder of the Company approved the termination of the VIE Agreements with Hengshui Jingzhen. On the same date, Beijing ALW, Hengshui Jingzhen, and Hengshui Jingzhen’s shareholders entered into a Termination Agreement to terminate all existing VIE Agreements signed on January 20, 2021. Pursuant to the Termination Agreement, all of the rights and obligations under the existing VIE Agreements were terminated and the Company had no control of Hengshui Jingzhen.

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following:

	March 31, 2021	September 30, 2020

Office furniture	$5,536	$-
	5,536	-
Less: Accumulated depreciation	(315)	-
Property, plant, and equipment, net	$5,221	$-

Depreciation expense for the six months ended March 31, 2021 and 2020 were $315 and $Nil, respectively.

NoTE 6. PREPAID EXPENSES

The Company had prepaid expenses of $20,500 and $5,470 as of March 31, 2021 and September 30, 2020, respectively.

Prepayment were made related to the compensations for accounting services.

NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On March 31, 2021 and September 30, 2020, accounts payable to related party of $4,000 and $Nil, respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. (“Zenox Enterprises”) on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company’s CFO.

(ii) Amounts due to related parties:

As of March 31, 2021 and September 30, 2020, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $697,607 and $518,607, respectively, which were unsecured, non-interest bearing with no specific repayment terms. During the six months ended March 31, 2021, the Company borrowed $179,000 from Ms. Shuhua Liu, a shareholder of the Company.

Related Party Transactions

(i) MoralArrival Share Exchange Agreement

On April 9, 2019, the Company entered into MoralArrival Share Exchange Agreement with MoralArrival, a British Virgin Islands company, and the sole shareholder of MoralArrival was Shuhua Liu. The acquisition of MoralArrival was with a related party, as Ms. Liu controls The Hass Group, Inc., the Company’s largest stockholder and it was accounted for as acquisition of entity under common control. Under the terms of that MoralArival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. The Company issued 3,000,000 shares of common stock to Ms. Liu in January 2020. This Share Exchange Agreement was terminated on November 11, 2020. See Note 1.

(ii) Consulting Service Agreement

On December 9, 2019, the Company signed a consulting service agreement (the “Service Agreement”) with Zenox Enterprises. The agreement lasts until the Company is listed on the NASDAQ. Pursuant to the Service Agreement, Zenox Enterprises provided consulting services with respect to the coordination and management of the Company’s financial reporting and other security listing activities. The Compensation for the consulting services was based on hours and rates agreed-upon by both parties. On March 26, 2021, the Company paid Zenox Enterprises $70,000 as compensation for its services. On March 20, 2021, the Company and Zenox Enterprises agreed to terminate the Service Agreement.

The Company rented a third party’s office facilities, including mailbox and office equipment, for the Company’s daily operations. Zenox Enterprises paid CAD 2,000 monthly rent to the third party on behalf of the Company. On March 26, 2021, the Company reimbursed Zenox Enterprises $24,000 for its rental payments from February 2020 to January 2021. There is no written lease between the Company and the third party and the rental can be ended by the Company anytime.

NOTE 8. STOCKHOLDERS’ EQUITY

On January 7, 2020, in connection with the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu. On November 11, 2020, the Share Exchange Agreement with MoralArrival was terminated and the 3,000,000 shares issued to Ms. Liu were cancelled. See Note 1 and Note 7 above.

On February 3, 2021, the Company issued 500,000 shares of common stock to Catalpa Holdings, Inc., a third party, as compensation for its consulting services. The fair value of 500,000 was determined to be $15,000 and was recognized as stock-based compensation for the three and six months ended March 31, 2021.

As of March 31, 2021, the Company had 61,549,990 shares of common stock issued and outstanding.

NOTE 9 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for six months ended March 31, 2021 and 2020 to the Company’s effective tax rate is as follows:

	Six Months Ended
	March 31,
	2021	2020
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(81,787)	$(16,886)
Change in valuation allowance	81,787	16,886
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	March 31,	September 30,
	2021	2020
Net operating loss carryforward	$219,715	$137,928
Valuation allowance	(219,715)	(137,928)
Net deferred tax assets	$-	$-

As of March 31, 2021, the Company has approximately $1,046,000 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years. Of the net operating loss from the Company’s operations, approximately $141,400 can be carried forward for a period of twenty years from the year of the initial loss and approximately $904,600 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued and concluded that no subsequent event needs to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Explanatory Note

On January 26, 2021, Summit Networks Inc. (“we,” “us,” “our,” or “Company”) filed a Current Report on Form 8-K (the “Original Filing”) with the Securities and Exchange Commission (“SEC”) to inform the public that a reverse merger transaction (the “Reverse Merger”) had been consummated between our Company and Hengshui Jingzhen Environmental Company Limited, a PRC company (the “Hengshui Jingzhen”). On January 20, 2021, Beijing Asian League Wins Technology Co., Ltd (“Beijing ALW”), an indirectly wholly owned subsidiary of our Company, entered into a series of contractual arrangements, including certain Equity Pledge Agreement, Exclusive Technology Development, Consulting and Services Agreement, Exclusive Option Agreement and Spousal Consent and Irrevocable Power of Attorney (collectively, the “VIE Agreements”) with Hengshui Jingzhen and its shareholders named therein, pursuant to which Beijing ALW gained control over Hengshui Jingzhen.

As a result of the change of the Company’s business, on March 29, 2021, the Company’s board of directors (the “Board”) and a majority of holders of the Company’s outstanding shares of common stock approved the termination of the VIE Arrangement and the VIE Agreements. On the same date, Beijing ALW, Hengshui Jingzhen, and Hengshui Jingzhen’s shareholders entered into a Termination Agreement (the “Termination Agreement”) to terminate the VIE Agreements and the VIE Arrangement, effectively immediately. As such, Beijing ALW no longer has the control rights and rights to the assets, property and revenue of Hengshui Jingzhen.

As described above, we are a shell company as of the date of this quarterly report.

General Overview

The Company was incorporated under the laws of the State of Nevada on July 8, 2014. Originally, the Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China. On May 8, 2018, we acquired Real Capital Limited, a Hong Kong company (“Real Capital”), to seek opportunities in the food and beverage industry. On March 31, 2019, the Company entered into a Share Purchase Agreement (the “Real Capital SPA”) pursuant to which it sold its interests in Real Capital. The closing of the Real Capital SPA occurred on April 10, 2019.

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

On May 8, 2020, Sumnet (Canada) Inc. (“Sumnet (Canada)”) was incorporated in Canada. Sumnet (Canada) issued all its ordinary shares to the Company so that Sumnet (Canada) became the wholly owned subsidiary of Company. On July 29, 2020, Smith Barney Enterprises Limited (“Smith Barney”) was incorporated in the British Virgin Islands. Smith Barney issued all its ordinary shares to the Company on July 29, 2020 so that Smith Barney became the wholly owned subsidiary of Company. On August 28, 2020, Green Energy (HK) Limited (“Green Energy”) was incorporated in Hong Kong. Green Energy issued all its ordinary shares to Smith Barney on August 28, 2020 so that Green Energy became the wholly owned subsidiary of Smith Barney. On September 27, 2020, Beijing Asian League Wins Technology Co., Ltd. (“Beijing ALW”) was incorporated in People’s Republic of China. Green Energy subscribed all capital stock of Beijing ALW on September 27, 2020 so that Beijing ALW became the wholly owned subsidiary of Green Energy.

On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the “Goodwill Rescission Agreement”) with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the Goodwill Rescission Agreement, Shuhua Liu agreed to deliver to the Company 3,000,000 shares of its common stock that were issued to Liu under the MoralArrival Share Exchange Agreement, which the Company agreed to cancel upon such delivery by Shuhua Liu. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement were terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred. On November 11, 2020, the Company canceled 3,000,000 shares of its common stock issued to Shuhua Liu after she delivered the shares to the Company.

On January 20, 2021, Beijing ALW and Green Energy entered into a series of contractual arrangements, including Equity Pledge Agreement, Exclusive Technology Development, Consulting and Services Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”) with Hengshui Jingzhen Environmental Company Limited (“Hengshui Jingzhen”, or the “VIE”), whereby Beijing ALW gained control over Hengshui Jingzhen, a P.R. China company, which provides integrated hazardous waste management services, including collecting, transferring, disposing, and recycling of hazardous waste, primarily in Hebei, China.

On March 29, 2021, due to changes of the Company’s business plan, board of directors and a majority shareholder of the Company approved the termination of the VIE Agreements with Hengshui Jingzhen. On the same date, Beijing ALW, Hengshui Jingzhen, and Hengshui Jingzhen’s shareholders entered into a Termination Agreement (the “Termination Agreement”) to terminate all existing VIE Agreements signed on January 20, 2021. Pursuant to the Termination Agreement, all of the rights and obligations under the existing VIE Agreements were terminated and the Company no longer had control of Hengshui Jingzhen.

Currently, we are in the early stage of development of our new business plan that involves acting as an international agent for a Japanese company to market its technology in producing energy from acidic and alkaline wastes to develop projects utilizing its technologies in Chinese markets. However, to date, our activities have been limited to capital formation, organization and development of a business plan.

Results of Operations

During the three months ended March 31, 2021 and 2020, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $289,232 and $50,318, respectively, resulting in net loss of $289,232 for the three months ended March 31, 2021 compared to a net loss of $50,318 for the three months ended March 31, 2020. Our general and administrative expenses consisted of mainly professional fees for the three months ended March 31, 2021 and 2020, respectively. The increase of general and administrative expenses was mainly due to the increase of accounting and legal fees.

During the six months ended March 31, 2021 and 2020, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $389,464 and $80,408, respectively, resulting in net loss of $389,464 for the six months ended March 31, 2021 compared to a net loss of $80,408 for the six months ended March 31, 2020. Our general and administrative expenses consisted of mainly professional and consulting fees for the six months ended March 31, 2021 and 2020, respectively. The increase of general and administrative expenses was mainly due to the increase of accounting, consulting, and legal fees.

Our total assets as of March 31, 2021 were $131,062.

On January 7, 2020, in connection with the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu. On November 11, 2020, the Share Exchange Agreement with MoralArrival was terminated and the 3,000,000 shares issued to Ms. Liu were cancelled.

On February 3, 2021, the Company issued 500,000 shares of common stock to Catalpa Holdings, Inc., a third party, as compensation for its consulting services in the amount of $15,000.

As of March 31, 2021, the Company had 61,549,990 shares of common stock issued and outstanding.

As of March 31, 2021 and September 30, 2020, there were total of $697,607 and $518,607 in amounts due to related parties and shareholders, respectively, for expenses that were paid on behalf of the company and advances from related parties. The amounts were interest free, unsecured and payable on demand.

Because we were not able to raise sufficient capital to execute our new business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

Based on our current operating plan, we believe that we cannot guarantee for generating any revenue in the next quarter and coming twelve months. We may need to obtain additional financing to operate our business for the next twelve months. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

The Company had negative cash flow of $187,262 for the six months ended March 31, 2021 and positive cash flow of $1,947 for the six months ended March 31, 2020. The Company’s principal sources and uses of funds were as follows:

For the six months ended March 31, 2021, the Company used $360,726 in cash for operations as compared to $115,794 for the six months ended March 31, 2020. The increase was primarily due to higher net loss and the increase in prepaid expenses, partially offset by the increase in accounts payable and accrued expenses in the six months ended March 31, 2021 compared to the six months ended March 31, 2020.

The net cash used in the investment activities for the six months ended March 31, 2021 was $5,536 as compared to $Nil for the six months ended March 31, 2020. The increase was caused by the Company’s purchase of office furniture.

The net cash provided by the financing activities for the six months ended March 31, 2021 was $179,000 as compared to $117,741 for the six months ended March 31, 2020. The increase was a result of larger advances from the related parties.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,045,440 as of March 31, 2021. There is no guarantee that Company will generate revenue and net income in the future. To date, the Company has funded its operations by advances from related parties. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan of acquiring an operating business or assets. As of March 31, 2021, we had cash of $105,341 and there were outstanding liabilities of $735,585. As of September 30, 2020, we had $292,603 in cash and the outstanding liabilities were $528,132. The working capital deficits were $609,744 and $230,059 on March 31, 2021 and September 30, 2020, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The Company will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

Management has evaluated the effect of the ongoing outbreak of the COVID-19, which was declared as a pandemic by the World Health Organization in March 2020. Although the ultimate disruption caused by the outbreak and the timing on a return to more normal operations are still uncertain, it may have a material adverse impact on the Company’s future business plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2021 due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2021:

1)	We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2)	We lack an internal accounting personnel who possesses U.S GAAP knowledge and working experience.

We plan to take steps to remediate this material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff who has U.S. GAAP knowledge and working experience and/or maintaining outside consultants experienced in U.S. GAAP financial reporting as well as in SEC reporting requirements.  Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

Our management does not believe that this material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the period ended March 31, 2021 to contain a material misstatement.

Changes in Internal Control over Financial Reporting

Except for the matter described above, there were no changes in our internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see the “Legal Proceedings” in the current report on Form 8-K filed on January 26, 2021.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended March 31, 2021.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Date: May 17, 2021	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.