Form 10-Q
period 2021-06-30
Summit Networks Inc.
filed 2021-08-11
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	62,049,990

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

ii

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2021	2020
ASSETS
Current Assets:
Cash	$99,228	$292,603
Prepaid expenses	20,500	5,470
Total Current Assets	119,728	298,073
Fixed assets, net	4,260	-
TOTAL ASSETS	$123,988	$298,073

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$83,978	$9,525
Accounts payable - related party	10,000	-
Due to related party	697,607	518,607
Total Current Liabilities	791,585	528,132
Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 62,049,990 and 64,049,990 shares issued and outstanding as of June 30, 2021, and September 30, 2020	62,050	64,050
Additional paid-in capital	393,867	361,867
Accumulated deficit	(1,123,514)	(655,976)
Total Stockholders’ Deficit	(667,597)	(230,059)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$123,988	$298,073

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-
Operating Expenses:
General and administrative expenses	78,074	23,478	467,538	106,914
Loss from operations	(78,074)	(23,478)	(467,538)	(106,914)
Provision for income taxes	-	-	-	-
Net Loss	$(78,074)	$(23,478)	$(467,538)	$(106,914)

Basic Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	61,816,657	64,049,990	61,860,652	62,973,067

Diluted weighted average number of common shares outstanding	61,816,657	64,049,990	61,860,652	62,973,067

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	64,049,990	$64,050	$361,867	$(655,976)	$(230,059)
Cancellation of shares in connection with the termination of MoralArrival Share Exchange Agreement	(3,000,000)	(3,000)	3,000	-	-
Net loss	-	-	-	(100,232)	(100,232)
Balance, December 31, 2020	61,049,990	$61,050	$364,867	$(756,208)	$(330,291)
Share-based compensation	500,000	500	14,500	-	15,000
Net loss	-	-	-	(289,232)	(289,232)
Balance, March 31, 2021	61,549,990	$61,550	$379,367	$(1,045,440)	$(604,523)
Share-based compensation	500,000	500	14,500	-	15,000
Net loss	-	-	-	(78,074)	(78,074)
Balance, June 30, 2021	62,049,990	$62,050	$393,867	$(1,123,514)	$(667,597)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2019	61,049,990	$61,050	$364,867	$(515,286)	$(89,369)
Net loss	-	-	-	(30,090)	(30,090)
Balance, December 31, 2019	61,049,990	$61,050	$364,867	$(545,376)	$(119,459)
Issuance of shares in connection with the MoralArrival Share Exchange Agreement	3,000,000	3,000	(3,000)	-	-
Net loss	-	-	-	(50,318)	(50,318)
Balance, March 31, 2020	64,049,990	$64,050	$361,867	$(595,694)	$(169,777)
Net loss	-	-	-	(23,478)	(23,478)
Balance, June 30, 2020	64,049,990	$64,050	$361,867	$(619,172)	$(193,255)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(467,538)	$(106,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	1,276	-
Share-based compensation expense	30,000	-
Changes in operating assets and liabilities:
Prepaid expense	(15,030)	(2,050)
Accounts payable and accrued expenses	74,453	(33,607)
Accounts payable - related party	10,000	-
Net cash used in operating activities	(366,839)	(142,571)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of office furniture	(5,536)	-
Net cash used in investing activities	(5,536)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	179,000	360,965
Net cash provided by financing activities	179,000	360,965
Net (decrease)/increase in cash	(193,375)	218,394
Cash at beginning of period	292,603	553
Cash at end of period	$99,228	$218,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,123,514 as of June 30, 2021. There is no guarantee that Company will generate revenue and net income in the future.

At June 30, 2021, the Company had a working capital deficiency of $667,597. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30. Therefore, the consolidated balance sheets as of June 30, 2021 and September 30, 2020, the consolidated statements of operations and stockholders’ deficit for the three and nine months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended June 30, 2021 and 2020 were prepared based on the Company’s new fiscal year.

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America, and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company’s financial position, results of operations, cash flows, and stockholders’ equity for the periods presented. The results for the nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of June 30, 2021 and September 30, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following:

	June 30, 2021	September 30, 2020

Office furniture	$5,536	$-
	5,536	-
Less: Accumulated depreciation	(1,276)	-
Property, plant, and equipment, net	$4,260	$-

Depreciation expense for the nine months ended June 30, 2021 and 2020 were $1,276 and $Nil, respectively.

NoTE 6. PREPAID EXPENSES

The Company had prepaid expenses of $20,500 and $5,470 as of June 30, 2021 and September 30, 2020, respectively.

Prepayment were made related to the compensations for accounting services.

NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On June 30, 2021 and September 30, 2020, accounts payable to related party of $10,000 and $Nil, respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. (“Zenox Enterprises”) on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company’s former CFO.

(ii) Amounts due to related parties:

As of June 30, 2021 and September 30, 2020, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $697,607 and $518,607, respectively, which were unsecured, non-interest bearing with no specific repayment terms. During the nine months ended June 30, 2021, the Company borrowed $179,000 from Ms. Shuhua Liu, a shareholder of the Company.

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

The Company rented a third party’s office facilities, including mailbox and office equipment, for the Company’s daily operations. Zenox Enterprises paid $2,000 monthly rent to the third party on behalf of the Company. On March 26, 2021, the Company reimbursed Zenox Enterprises $24,000 for its rental payments from February 2020 to January 2021. There is no written lease between the Company and the third party and the rental can be ended by the Company anytime.

NOTE 8. STOCKHOLDERS’ EQUITY

On January 7, 2020, in connection with the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu. On November 11, 2020, the Share Exchange Agreement with MoralArrival was terminated and the 3,000,000 shares issued to Ms. Liu were cancelled. See Note 1 and Note 7 above.

On February 3, 2021, the Company issued 500,000 shares of common stock to Catalpa Holdings, Inc., a third party, as compensation for its consulting services. The fair value of 500,000 was determined to be $15,000 and was recognized as stock-based compensation for the three and nine months ended June 30, 2021.

On May 13, 2021, the Company issued 500,000 shares of common stock to Mr. Jun Du, the Chief Operating Officer. The fair value of 500,000 was determined to be $15,000 and was recognized as stock-based compensation for the three and nine months ended June 30, 2021.

As of June 30, 2021, the Company had 62,049,990 shares of common stock issued and outstanding.

NOTE 9. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for nine months ended June 30, 2021 and 2020 to the Company’s effective tax rate is as follows:

	Nine Months Ended
	June 30,
	2021	2020
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(98,183)	$(22,452)
Change in valuation allowance	98,183	22,452
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	June 30,	September 30,
	2021	2020
Net operating loss carryforward	$236,111	$137,928
Valuation allowance	(236,111)	(137,928)
Net deferred tax assets	$-	$-

As of June 30, 2021, the Company has approximately $1,124,074 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years. Of the net operating loss from the Company’s operations, approximately $141,400 can be carried forward for a period of twenty years from the year of the initial loss and approximately $982,674 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Results of Operations

During the three months ended June 30, 2021 and 2020, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $78,074 and $23,478, respectively, resulting in net loss of $78,074 for the three months ended June 30, 2021 compared to a net loss of $23,478 for the three months ended June 30, 2020. Our general and administrative expenses consisted of mainly professional fees for the three months ended June 30, 2021 and 2020, respectively. The increase of general and administrative expenses was mainly due to the increase of accounting and legal fees.

During the nine months ended June 30, 2021 and 2020, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $467,538 and $106,914, respectively, resulting in net loss of $467,538 for the nine months ended June 30, 2021 compared to a net loss of $106,914 for the nine months ended June 30, 2020. Our general and administrative expenses consisted of mainly professional and consulting fees for the nine months ended June 30, 2021 and 2020, respectively. The increase of general and administrative expenses was mainly due to the increase of accounting, consulting, and legal fees.

Our total assets as of June 30, 2021 were $123,988.

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

On May 13, 2021, the Company issued 500,000 shares of common stock to Mr. Jun Du, the Chief Operating Officer, as compensation for its services in the amount of $15,000.

As of June 30, 2021, the Company had 62,049,990 shares of common stock issued and outstanding.

As of June 30, 2021 and September 30, 2020, there were total of $697,607 and $518,607 in amounts due to related parties and shareholders, respectively, for expenses that were paid on behalf of the company and advances from related parties. The amounts were interest free, unsecured and payable on demand.

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

Liquidity and Capital Resources

The Company had negative cash flow of $193,375 for the nine months ended June 30, 2021 and positive cash flow of $218,394 for the nine months ended June 30, 2020. The Company’s principal sources and uses of funds were as follows:

For the nine months ended June 30, 2021, the Company used $366,839 in cash for operations as compared to $142,571 for the nine months ended June 30, 2020. The increase was primarily due to higher net loss and the increase in prepaid expenses, partially offset by the increase in accounts payable and accrued expenses in the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020.

The net cash used in the investment activities for the nine months ended June 30, 2021 was $5,536 as compared to $Nil for the nine months ended June 30, 2020. The increase was caused by the Company’s purchase of office furniture.

The net cash provided by the financing activities for the nine months ended June 30, 2021 was $179,000 as compared to $360,965 for the nine months ended June 30, 2020. The increase was a result of larger advances from the related parties.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,123,514 as of June 30, 2021. There is no guarantee that Company will generate revenue and net income in the future. To date, the Company has funded its operations by advances from related parties. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan of acquiring an operating business or assets. As of June 30, 2021, we had cash of $99,228 and there were outstanding liabilities of $791,585. As of September 30, 2020, we had $292,603 in cash and the outstanding liabilities were $528,132. The working capital deficits were $667,597 and $230,059 on June 30, 2021 and September 30, 2020, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The Company will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2021 due to the following material weaknesses that our management identified:

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

Our management does not believe that this material weaknesses had a material effect on our financial condition or results of operations or caused our financial statements as of and for the period ended June 30, 2021 to contain a material misstatement.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2021, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see the Legal Proceedings described in the Current Report on Form 8-K filed on January 26, 2021.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 13, 2021 the Company issued 500,000 shares of common stock to Mr. Jun Du, Chief Operating Officer of the Company. The stock was issued to Mr. Du in consideration for services rendered, and the stock was valued at $15,000.00. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuance.  In addition, the transferee of the common stock represented that they had the necessary investment intent as required by Section 4(2) and agreed to receive share certificates or book entry shares containing a legend that states the securities were restricted pursuant to Rule 144 of the Securities Act.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Date: August 10, 2021	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.