Form 10-Q/A
period 2021-06-30
Summit Networks Inc.
filed 2021-08-13
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment is being filed to correct an error in the original filing. The cover page indicated that the Company is a shell. This is incorrect and the cover page has been changed to reflect this.

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