Form 10-K
period 2021-09-30
Summit Networks Inc.
filed 2021-12-29
CIK 1619096

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File No. 333-199108

Summit Networks, Inc.

(Exact name of registrant as specified in its charter)

Nevada	35-2511257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

S101-5289 Cambie Street, Vancouver BC Canada	V5Z 0J5
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 336-5353

Securities registered pursuant to Section 12(b) of the Act:
None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

-i-

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of such shares on the OTC markets as of December 1, 2021 was approximately $3,564,852.

As of December 1, 2021, the registrant had 62,049,990 shares of common stock, par value $0.001 per share issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Report"), including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;
●	acceptance of our hazardous waste disposal products and services that we expect to market;
●	our ability to retain key employees;
●	adverse changes in general market conditions for hazardous waste disposal products and services in China;
●	our ability to continue as a going concern;.
●	our future financing plans; and
●

our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2021 in China and around the world)..

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

As used in this annual report, the terms "we," "us," "our," "Summit" and "Summit Networks" mean Summit Networks Inc, unless the context clearly indicates otherwise.

PART I

ITEM 1. BUSINESS

Corporate Background and General Business Overview

Summit Networks Inc. (together with its subsidiary, the "Company") was incorporated under the laws of the State of Nevada on July 8, 2014. Originally, the Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China. On May 8, 2018, we acquired Real Capital Limited, a Hong Kong company ("Real Capital"), to seek opportunities in the food and beverage industry. On March 31, 2019, the Company entered into a Share Purchase Agreement (the "Real Capital SPA") pursuant to which it sold its interests in Real Capital. The closing of the Real Capital SPA occurred on April 10, 2019.

On April 9, 2019, the Company entered into a Share Exchange Agreement (the "MoralArrival Share Exchange Agreement") with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company ("MoralArrival"), and the beneficial owner of MoralArrival, which was Shuhua Liu. The acquisition of MoralArrival was with a related party as Ms. Liu, who controls the shares of MoralArrival, also controls The Hass Group, Inc., the Company's largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. MoralArrival had no business activity as of the date of acquisition. MoralArrival changed its name to Goodwill Motion Enterprises, Inc. ("Goodwill") on May 4, 2020.

On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the "Goodwill Rescission Agreement") with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred. Pursuant to the Goodwill Rescission Agreement, Shuhua Liu delivered to the Company 3,000,000 shares of its common stock that were issued to Shuhua Liu under the MoralArrival Share Exchange Agreement, which the Company canceled upon such delivery by Shuhua Liu.

On July 17, 2019, the Company received FINRA approval to effect a 10-for-1 stock dividend to holders of its common stock as of June 1, 2019, the record date for the dividend. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted to reflect the stock dividend.

On May 8, 2020, Sumnet (Canada) Inc. ("Sumnet (Canada)") was incorporated in Canada. Sumnet (Canada) issued all its ordinary shares to the Company on May 8, 2020 so that Sumnet (Canada) became the wholly owned subsidiary of Company. On July 29, 2020, Smith Barney Enterprises Limited ("Smith Barney") was incorporated in the British Virgin Islands. Smith Barney issued all its ordinary shares to the Company on July 29, 2020 so that Smith Barney became the wholly owned subsidiary of Company. On August 28, 2020, Green Energy (HK) Limited ("Green Energy") was incorporated in Hong Kong. Green Energy issued all its ordinary shares to Smith Barney on August 28, 2020 so that Green Energy became the wholly owned subsidiary of Smith Barney. On September 27, 2020, Beijing Asian League Wins Technology Co., Ltd. ("Beijing ALW") was incorporated in People's Republic of China. Green Energy subscribed all capital stock of Beijing ALW on September 27, 2020 so that Beijing ALW became the wholly owned subsidiary of Green Energy.

On January 20, 2021, Beijing ALW and Green Energy entered into a series of contractual agreements (the "VIE Agreement") with Hengshui Jingzhen Environmental Company Limited ("Hengshui Jingzhen", or the "VIE"), whereby Beijing ALW gained control over Hengshui Jingzhen, a P.R. China company, which provides integrated hazardous waste management services, including collecting, transferring, disposing, and recycling of hazardous waste, primarily in Hebei, China. On March 29, 2021, the board of directors and a majority shareholder of the Company approved the termination of the VIE Agreements with Hengshui Jingzhen. On the same date, Beijing ALW, Hengshui Jingzhen, and Hengshui Jingzhen's shareholders entered into a Termination Agreement (the "Termination Agreement") to terminate all existing VIE Agreements signed on January 20, 2021. Pursuant to the Termination Agreement, all of the rights and obligations under the existing VIE Agreements were terminated and the Company no longer had control of Hengshui Jingzhen.

Currently, we are in the early stage of development of our new business plan which involves acting as an international agent through our wholly-owned subsidiaries, Smith Barney, Green Energy and Beijing ALW, for a Chinese environmental company, Hengshui Jingzhen Environmental Technology Company Limited of Hebei, China ("Hengshui"), to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets. Hengshui provides solutions for the disposal of hazardous waste, pollution treatment equipment and supplies fossil fuels made from industrial waste. It is a company that focuses on providing solutions for environmental protection, especially on recycling and exploitation of hazardous waste. It possesses technology in connection with hazardous waste collection, disposal and utilization, in order to handle hazardous waste more efficiently and regenerate energy from waste. However, to date, our activities have been limited to capital formation, organization and development of a business plan.

We are presently evaluating the optimal corporate and legal structures in China necessary to establish our business or to acquire and/or invest in existing environmental technology businesses. We aim to start marketing the environmental equipment and solutions in 2022 across the China, Japan, the Southeast Asia and the United States. The services and products that we plan to market include disposal of hazardous waste, pollution treatment equipment and fossil fuels made from industrial waste. We desire to market Hengshui's products by acquiring businesses in possession of the waste conversion technology, organizing conferences nationwide with potential enterprise client in need of waste disposal services, and partnering with local environmental protection ventures to expand Hengshui's outreach to hundreds of factories across China. However, our plan to operate in the hazardous waste disposal industry may be adversely impacted by the outbreak of coronavirus, which was first reported to have surfaced in Wuhan, China, in December 2019, and is now continuing to spread throughout other parts of the world. Although China has made great efforts to contain the spread of the virus and had brought the outbreak under control, the economy, financial market and businesses in China have been suffering from the pandemic.

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at S101-5289 Cambie Street, Vancouver BC V5Z 0J5 Canada.

We lease the office facility with $2,000 monthly fee, paid by Zenox Enterprises on behalf of the Company. Zenox is a Canadian company controlled by the Company's former CFO.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol "SNTW." There has been very limited trading in our shares of common stock. We cannot assure you that there will be an active market in the future for our common stock.

As of December 1, 2021, there were 62,049,990 shares of common stock issued and outstanding and held by a total of 48 shareholders of record.

Dividends

We have never paid nor declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Use of Proceeds

Not applicable.

Recent Sales of Unregistered Securities

On April 9, 2019, the Company entered into a Share Exchange Agreement (the "MoralArrival Share Exchange Agreement") with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company ("MoralArrival"), and the beneficial owner of MoralArrival, which was Shuhua Liu. The acquisition of MoralArrival was with a related party as Ms. Liu, who controls the shares of MoralArrival, also controls The Hass Group, Inc., the Company's largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. MoralArrival had no business activity as of the date of acquisition. MoralArrival changed its name to Goodwill Motion Enterprises, Inc. ("Goodwill") on May 4, 2020. The shares were issued pursuant to an exemption under Section 4a(2). The share issuance was rescinded in November 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

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

Summit Networks Inc. (together with its subsidiary, the "Company") was incorporated under the laws of the State of Nevada on July 8, 2014. Originally, the Company was formed to engage in the distribution of glass craft products produced in China. On May 8, 2018, we acquired Real Capital Limited, a Hong Kong company ("Real Capital"), to seek opportunities in the food and beverage industry. On March 31, 2019, the Company entered into a Share Purchase Agreement (the "Real Capital SPA") pursuant to which it sold its interests in Real Capital. The closing of the Real Capital SPA occurred on April 10, 2019.

Results of Operations

During the year ended September 30, 2021, July 31, 2020 and the two-months ended September 30,2020, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $572,682, $131,525 and $12,193, respectively, resulting in net loss of $454,074 for the year ended September 30, 2021 compared to a net loss of $ 131,525 for the year ended July 31, 2020 and net loss of $12,193 for the two-months ended September 30, 2020. Our general and administrative expenses consisted of mainly professional fees for the year ended September 30, 2021, and consisted of mainly management fees, chief executive fees and director fees for the year ended September 30, 2020. The decrease of general and administrative expenses was mainly due to the decrease of management fees, chief executive fees and director fees.

Our total assets as of September 30, 2021 were $84,200.

On April 9, 2019, the Company entered into the MoralArrival Share Exchange Agreement. Under the terms of the MoralArrival Share Exchange Agreement, the Company issued 3,000,000 shares of common stock to Ms. Liu on January 7, 2020. This transaction was rescinded in November 2020.

As of September 30, 2021, the Company had 62,049,990 shares of common stock issued and outstanding.

As of September 30, 2021, September 30, 2020 and July 31, 2020, there are a total of $579,000, $518,607 and $518,607 in amounts respectively, due to related parties and shareholders were interest free, unsecured and payable on demand.

Even if we are able to obtain sufficient number of service agreements at the end of the twelve months' period, there is no guarantee that we will be able to attract and more importantly, retain enough customers to cover our expenditures. If we are unable to generate a significant amount of revenue, then it would materially affect our financial condition.

Based on our current operating plan, we may need to obtain additional financing to operate our business for the next twelve months. Additional financing, whether through public or private equity or debt financing, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

As for the year ended September 30, 2021, September 30, 2020 and July 31, 2020, the Company had a negative cash flow of $211,725, $12,193 and a positive cash flow of $304,243, respectively. The Company's principal sources and uses of funds were as follows:

For the year ended September 30, 2021, the Company used $385,189 in cash for operations as compared to $12,193 and $161,722 for the year ended September 30, 2020 and July 31 2020 respectively.  Such increase was primarily due to lower net loss in year ended September 30, 2020 and July 31, 2020. The net cash provided by the financing activities for the year ended September 30, 2021 was $179,000 as compared to $465,965 from related parties for the year ended July 31, 2020. Such decrease was a result of less advances from the related parties.

The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company's operations do not currently provide cash flow. To date, the Company has funded its operations by advances from related parties. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of September 30, 2021 we had cash of $80,878 and there were outstanding liabilities of $738,333. As of September 30, 2020, we had $292,603 in cash and the outstanding liabilities were $528,132. The working capital deficits were $654,133 and $230,059, for September 30, 2021 and 2020, respectively. These factors raise substantial doubt about our ability to continue as a going concern as discussed in the footnotes to our financial statements. The Company will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan, management's plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containments and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. Operations of the Company are ongoing.  Further the uncertain nature of the spread of COVID-19 globally may impact our business operations due to the quarantine of employees, customers, and third-party service providers.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Summit Network Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Summit Network Inc (the "Company") as of September 30, 2021 and September 30, 2020, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years then ended September 30, 2021 and the two-months ended September, 2020, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and September 30, 2020, and the results of its operations and its cash flows for the years ended September 30, 2021, and the two-months ended September 2020 in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a going concern

As discussed in Note 2 to the financial statements the accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. The Company had limited operations during the period from July 8, 2014 (date of inception) to September 30, 2021 resulting in accumulated deficit of $1,110,050 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future. At September 30, 2021, the Company had a working capital deficiency of $654,133. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Assentsure PAC

We have served as the Company's auditor since 2021.

Singapore

December 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Summit Networks, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Summit Networks, Inc. (the Company) as of July 31, 2020, and the related consolidated statement of operations, stockholders' deficit, and cash flows for year ending July 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

As discussed in Note 2 to the consolidated financial statements the accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. The Company had limited operations during the period from July 8, 2014 (date of inception) to July 31, 2020, resulting in accumulated deficit of $643,783 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future. At July 31, 2020, the Company had a working capital deficiency of $217,866. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Prager Metis CPA's LLC

We have served as the Company's auditor since 2020

Hackensack, New Jersey

November 13, 2020

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	September 30,	September 30,	July 31,
	2021	2020	2020
ASSETS
Current Assets:
Cash & cash Equivalents	$80,878	$292,603	$304,796
Prepaid expenses	-	5,470	5,470
Total Current Assets	80,878	298,073	310,266
Fixed assets, net	3,322	-	-
TOTAL ASSETS	$84,200	$298,073	$310,266

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$143,333	$9,525	$9,525
Accounts payable - related party	16,000	-	-
Due to related parties	579,000	518,607	518,607
Total Current Liabilities	738,333	528,132	528,132
Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized; 62,049,990 and 64,049,990 shares issued and outstanding as of September 30, 2021, September 30, 2020, and July 31, 2020, respectively.	62,050	64,050	64,050
Additional paid-in capital	393,867	361,867	361,867
Accumulated deficit	(1,110,050)	(655,976)	(643,783)
Total Stockholders’ Deficit	(654,133)	(230,059)	(217,866)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$84,200	$298,073	$310,266

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	Year Ended	Two Months Ended	Year Ended
	September 30,	September 30,	July 31,
	2021	2020	2020
Revenue	$-	$-	$-
Operating Expenses:
General and administrative expenses	572,682	12,193	131,525
Loss from operations	(572,682)	(12,193)	(131,525)
Debt forgiveness by related parties	118,608	-	-
Net Loss	$(454,074)	$(12,193)	$(131,525)
Basic Net loss per share	$(0.01)	$(0.00)	$(0.00)
Diluted Net loss per share	$(0.01)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	61,908,894	61,049,990	62,738,515
Diluted weighted average number of common shares outstanding	61,908,894	61,049,990	62,738,515

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, July 31, 2019	61,049,990	$61,050	$364,867	$(512,258)	$(86,341)
Issuance of common shares, in connection with acquisition	3,000,000	3,000	(3,000)	-	-
Net loss	-	-	-	(131,525)	(131,525)
Balance, July 31, 2020	64,049,990	$64,050	$361,867	$(643,783)	$(217,866)
Net loss	-	-	-	(12,193)	(12,193)
Balance, September 30, 2020	64,049,990	$64,050	$361,867	$(655,976)	$(230,059)
Stock-based compensation	1,000,000	1,000	29,000	-	30,000
Cancellation of common shares issued in connection with acquisition	(3,000,000)	(3,000)	3,000		-
Net loss	-	-	-	(454,074)	(454,074)
Balance, September 30, 2021	2,049,990	$2,050	$393,867	$(1,110,050)	$(654,133)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	Year Ended	Two Months Ended	Year Ended
	September 30,	September 30,	July 31,
	2021	2020	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(454,074)	$(12,193)	$(131,525)
Adjustments to reconcile net income to net cash provided by operating activities:
Debt forgiveness by related parties	(118,608)	-	-
Depreciation of fixed assets	2,214	-	-
Share-based compensation expense	30,000	-	-
Changes in operating assets and liabilities:
Receivable	-	-	-
Prepaid expense	5,470	-	(5,470)
Accounts payable and accrued expenses	133,809	-	(24,727)
Accounts payable - related parties	16,000	-	-
Net cash used in operating activities	(385,189)	(12,193)	(161,722)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(5,536)	-	-
Net cash used by investing activities	(5,536)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	179,000	-	465,965
Net cash provided by financing activities	179,000	-	465,965
Net decrease in cash	(211,725)	(12,193)	304,243
Cash at beginning of period	292,603	304,796	553
Cash at end of period	$80,878	$292,603	$304,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (together with its subsidiary, the "Company") was incorporated under the laws of the State of Nevada on July 8, 2014. Originally, the Company was formed to engage in the development and operation of a business engaged in the distribution of glass craft products produced in China. On May 8, 2018, the Company acquired Real Capital Limited, a Hong Kong company ("Real Capital"), to seek opportunities in the food and beverage industry. On March 31, 2019, the Company entered into a Share Purchase Agreement (the "Real Capital SPA") pursuant to which it sold its interests in Real Capital. The closing of the Real Capital SPA occurred on April 10, 2019.

On April 9, 2019, the Company entered into a Share Exchange Agreement (the "MoralArrival Share Exchange Agreement") with MoralArrival Environmental and Blockchain Technology Services Limited, a British Virgin Islands company ("MoralArrival"), and the sole shareholder of MoralArrival, which was Shuhua Liu, Ms. Liu. The acquisition of MoralArrival was with a related party as Ms. Liu controls The Hass Group, Inc., the Company's largest stockholder, and it was accounted for as acquisition of entity under common control. Under the terms of the MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly owned subsidiary of the Company. MoralArrival had no business activity as of the date of acquisition. MoralArrival changed its name to Goodwill Motion Enterprises, Inc. ("Goodwill") on May 4, 2020. On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the "Goodwill Rescission Agreement") with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred. Pursuant to the Goodwill Rescission Agreement, Shuhua Liu delivered to the Company 3,000,000 shares of its common stock that were issued to Shuhua Liu under the MoralArrival Share Exchange Agreement, which the Company canceled upon such delivery by Shuhua Liu. See NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS.

On May 8, 2020, Sumnet (Canada) Inc. ("Sumnet (Canada)") was incorporated in Canada. Sumnet (Canada) issued all its ordinary shares to the Company on May 8, 2020, so that Sumnet (Canada) became the wholly owned subsidiary of Company. On July 29, 2020, Smith Barney Enterprises Limited ("Smith Barney") was incorporated in the British Virgin Islands. Smith Barney issued all its ordinary shares to the Company on July 29, 2020, so that Smith Barney became the wholly owned subsidiary of Company. On August 28, 2020, Green Energy (HK) Limited ("Green Energy") was incorporated in Hong Kong. Green Energy issued all its ordinary shares to Smith Barney on August 28, 2020 so that Green Energy became the wholly owned subsidiary of Smith Barney. On September 27, 2020, Beijing Asian League Wins Technology Co., Ltd. ("Beijing ALW") was incorporated in People's Republic of China. Green Energy subscribed all capital stock of Beijing ALW on September 27, 2020 so that Beijing ALW became the wholly owned subsidiary of Green Energy.

On January 20, 2021, Beijing ALW and Green Energy entered into a series of contractual agreements (the "VIE Agreement") with Hengshui Jingzhen Environmental Company Limited ("Hengshui Jingzhen", or the "VIE"), whereby Beijing ALW gained control over Hengshui Jingzhen, a P.R. China company, which provides integrated hazardous waste management services, including collecting, transferring, disposing, and recycling of hazardous waste, primarily in Hebei, China. On March 29, 2021, the board of directors and a majority shareholder of the Company approved the termination of the VIE Agreements with Hengshui Jingzhen. On the same date, Beijing ALW, Hengshui Jingzhen, and Hengshui Jingzhen's shareholders entered into a Termination Agreement (the "Termination Agreement") to terminate all existing VIE Agreements signed on January 20, 2021. Pursuant to the Termination Agreement, all of the rights and obligations under the existing VIE Agreements were terminated and the Company no longer had control of Hengshui Jingzhen. See NOTE 4. EXECUTION AND TERMINATION OF VIE AGREEMENTS.

Currently, we are in the early stage of development of our new business plan involves acting as an international agent through our wholly owned subsidiary, MoralArrival, for a Chinese environmental company to market its environmental technologies, equipment and products and to develop projects utilizing its environmental technologies, equipment and products in worldwide markets. However, to date, our activities to have been limited to capital formation, organization, and development of a business plan.

On July 17, 2019, the Company received FINRA approval to effect a 10-for-1 stock dividend to holders of its common stock as of June 1, 2019, the record date for the dividend. As a result, common stock figures, share capital, additional paid in capital, and earnings per share information have been retroactively adjusted to reflect the stock dividend.

Management has evaluated the effect of the recent and ongoing outbreak of the coronavirus disease 2019 (the "COVID- 19"), which was declared a pandemic by the World Health Organization in March 2020. Although the ultimate disruption caused by the outbreak is uncertain, it may not have significant impact on the Company's financial position, operations and cash flows.

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to September 30, 2021, resulting in accumulated deficit of $1,110,050 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future.

At September 30, 2021, the Company had a working capital deficiency of $654,133. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company's operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19)which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company's financial position, operations and cash flows.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, "Accounting for Income Taxes". The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Fair Value

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of September 30, 2021, September 30, 2020 and July 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions) The Company has no assets or liabilities valued at fair value on a recurring basis.

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

NOTE 4. EXECUTION AND TERMINATION OF VIE AGREEMENTS

On January 20, 2021, Beijing ALW and Green Energy entered into a series of contractual arrangements, including Equity Pledge Agreement, Exclusive Technology Development, Consulting and Services Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the "VIE Agreements") with Hengshui Jingzhen, whereby Beijing ALW gained control over Hengshui Jingzhen, a P.R. China company, which provides integrated hazardous waste management services, including collecting, transferring, disposing, and recycling of hazardous waste, primarily in Hebei, China. This transaction was accounted for as a reverse merger in which the Company was the legal acquirer and Hengshui Jingzhen was the accounting acquirer.

On March 29, 2021, due to changes of the Company's business plan, the board of directors and a majority shareholder of the Company approved the termination of the VIE Agreements with Hengshui Jingzhen. On the same date, Beijing ALW, Hengshui Jingzhen, and Hengshui Jingzhen's shareholders entered into a Termination Agreement to terminate all existing VIE Agreements signed on January 20, 2021. Pursuant to the Termination Agreement, all of the rights and obligations under the existing VIE Agreements were terminated and the Company had no control of Hengshui Jingzhen.

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following:

	September 30, 2021	September 30, 2020	July 31, 2020
Office furniture	$5,536	$-	$-
	5,536	-	-
Less: Accumulated depreciation	(2,214)	-	-
Fixed assets, net	$3,322	$-	$-

Depreciation expense for the year ended September 30, 2021, September 30, 2020, and July 31, 2020 were $2,214, $Nil and $Nil, respectively.

NOTE 6. PREPAID EXPENSES

The Company had prepaid expenses of $Nil, $5,470 and $5,470 as of September 30, 2021, September 30, 2020 and July 31, 2020, respectively.

NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On September 30, 2021, September 30, 2020 and July 31, 2020, accounts payable to related party of $16,000, $Nil and $Nil, respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. ("Zenox Enterprises") on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company's former CFO.

(ii) Amounts due to related parties:

As of September 30, 2021, September 30, 2020 and July 31, 2020, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000, $518,607 and $518,607, respectively, which were unsecured, non-interest bearing with no specific repayment terms. During the year ended September 30, 2021, the Company borrowed $179,000 from Ms. Shuhua Liu, a shareholder of the Company.

Related Party Transactions

(i) MoralArrival Share Exchange Agreement

On April 9, 2019, the Company entered into MoralArrival Share Exchange Agreement with MoralArrival, a British Virgin Islands company, and the sole shareholder of MoralArrival was Shuhua Liu. The acquisition of MoralArrival was with a related party, as Ms. Liu controls The Hass Group, Inc., the Company's largest stockholder and it was accounted for as acquisition of entity under common control. Under the terms of that MoralArrival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. The Company issued 3,000,000 shares of common stock to Ms. Liu in January 2020. This Share Exchange Agreement was terminated on November 11, 2020. See Note 1.

(ii) Consulting Service Agreement

On December 9, 2019, the Company signed a consulting service agreement (the "Service Agreement") with Zenox Enterprises. The agreement lasts until the Company is listed on the NASDAQ. Pursuant to the Service Agreement, Zenox Enterprises provided consulting services with respect to the coordination and management of the Company's financial reporting and other security listing activities. The Compensation for the consulting services was based on hours and rates agreed-upon by both parties. On March 26, 2021, the Company paid Zenox Enterprises $70,000 as compensation for its services. On March 20, 2021, the Company and Zenox Enterprises agreed to terminate the Service Agreement.

The Company rented a third party's office facilities, including mailbox and office equipment, for the Company's daily operations. Zenox Enterprises paid $2,000 monthly rent to the third party on behalf of the Company. On March 26, 2021, the Company reimbursed Zenox Enterprises $24,000 for its rental payments from February 2020 to January 2021. There is no written lease between the Company and the third party, and the rental can be ended by the Company anytime.

NOTE 8. STOCKHOLDERS' EQUITY

On July 8, 2019, the Company filed an Amended and Restated Articles of Incorporation (the "Restated Charter") with the Secretary of State of the State of Nevada. Pursuant to the Restated Charter, the Company's capital stock consists of 510,000,000 shares, of which 500,000,000 are designated common stock and 10,000,000 are designated as preferred stock.

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

On February 3, 2021, the Company issued 500,000 shares of common stock to Catalpa Holdings, Inc., a third party, as compensation for its consulting services. The fair value of 500,000 was determined to be $15,000 and was recognized as stock- based compensation for the year ended September 30, 2021.

On May 13, 2021, the Company issued 500,000 shares of common stock to Mr. Jun Du, the Chief Operating Officer. The fair value of 500,000 was determined to be $15,000 and was recognized as stock-based compensation for the year ended September 30, 2021.

As of September 30, 2021, the Company had 62,049,990 shares of common stock issued and outstanding.

NOTE 9. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended September 30, 2021, September 30, 2020 and July 31, 2020 to the Company's effective tax rate is as follows:

	September 30, 2021	September 30, 2020	July 31, 2020
US statutory rate	21%	21%	21%
Income tax benefit at statutory rate	$(95,356)	$(2,561)	$(27,620)
Change in valuation allowance	95,356	2,561	27,620
Income tax expense	$-	$-	$-

The tax effects of temporary differences that give rise to the Company's net deferred tax assets are as follows:

	September 30, 2021	September 30, 2020	July 31, 2020
Net operating loss carryforward	$232,316	$136,960	$134,399
Valuation allowance	(232,316)	(136,960)	(134,399)
Net deferred tax assets	$-	$-	$-

As of September 30, 2021, the Company has approximately $1,125,829 of net operating losses ("NOL") carryovers to offset taxable income, if any, in future years. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued and concluded that no subsequent event needs to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 26, 2021 (the "Effective Date"), the board of directors of Summit Networks, Inc. (the "Company") terminated the engagement of Prager Metis CPA's. LLC ("PMC"), the Company's prior independent registered public accounting firm, effective immediately. In addition, on the Effective Date, the board of directors of the Company approved the termination of PMC and the appointment by the Company of Assentsure PAC ("Assentsure") to serve as the Company's independent registered public accounting firm, effective July 8, 2021.

PMC's audit reports on the Company's financial statements for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles.

During the two most recent fiscal years and through the Effective Date, there were (i) no disagreements between the Company and PMC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PMC, would have caused PMC to make reference to the subject matter of such disagreements in connection with its audit reports on the Company's financial statements for such years, and no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Certifying Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures were not effective: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. Because a material weakness in the Company's internal controls over financial reporting existed as of September 30, 2021 and has not been remediated, the Company's disclosure controls and procedures were not effective as of September 30, 2021.

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

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting and none is required.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the "Goodwill Rescission Agreement") with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the Goodwill Rescission Agreement, Shuhua Liu agreed to deliver to the Company 3,000,000 shares of its common stock that were issued to Liu under the MoralArrival Share Exchange Agreement, which the Company agreed to cancel upon such delivery by Shuhua Liu. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

On May 21, 2021, Chao Long Huang resigned as Chief Financial Officer, Director, Secretary, and Treasurer of Summit Networks Inc. (the "Company"). Chao Long Huang's decision to resign was not the result of any dispute or disagreements with the Company on any matter relating to the Company's operation, policies (including accounting or financial policies) or practices.

The following table sets forth information regarding directors and officers.  All directors hold office until the next annual meeting of stockholders or until their successors have been elected or qualified.

Name	Age	Positions	Date First Appointed
Shuhua Liu	49	Chairwoman of the Board, Chief Executive Officer	June 17, 2019
Yi Yi Huang	35	Chief Financial Officer	May 21,2021
Jun Du	42	Chief Operating Officer	February 1,2021

Shuhua Liu, age 49, has served as a Director of the Company since June 2019. She has also been serving as the President of Hebei Jingxin Group, a construction company in China, since 2015. Prior to that, Ms. Liu served as the Executive Deputy General Manager of Hebei Jingxin Group from 2010 to 2015. In 2016, Ms. Liu received her Bachelor of Arts degree from National Open University located in China. She received an and MBA degree from Business School Netherlands of Tsinghua University of Beijing in 2017.

Ms. Yi Yi Huang, age 35, served as a Project Manager at Shanghai Hantang Culture Development Co., Ltd from December 2016 to February 2019. Prior to that, she worked as a Project Manager at Socom Public Relations (Shanghai) Co., Ltd from September 2014 to August 2016. Ms. Huang worked as an Assistant Brand Manager at Queenix (Asia) Co., Ltd. from May 2012 to March 2014. She also worked as a Project Coordinator at Hewlett Packard Enterprise Hong Kong from November 2009 to April 2012. Ms. Huang obtained her bachelor's degree in business administration with a major in marketing concentration from Hong Kong Shue Yan University in 2009.

Jun Du, age 42, served as our Chief Operating Officer since February 1, 2021. Mr. Du has served as a senior sales operation manager at Nilfisk Cleaning Equipment (Shanghai) Co. since January 2020. Prior to such time, he served as a senior product & marketing manager in APAC area for the same company from September 2015 to December 2019. He holds a Bachelor of Science degree in Business Management from University of East Anglia in Norwich, England. He also holds a Master of Science degree in Information Technology from the Lancaster Management School at Lancaster University.

Director Independence

We do not have any independent directors and we are not required to maintain a majority of independent directors under the rules that apply to companies whose shares are traded on OTC Markets.

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

Legal Proceedings

To the knowledge of our management, there are no material proceedings to which any of our directors, officers or affiliates are a party adverse to our Company.

Code of Ethics

We intend at some point to adopt a code of ethics that applies to our officers, directors and employees. We will file copies of our code of ethics in a current report on Form 8-K. You will be able to review these documents by accessing our public filings at the SEC's website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

There are no current employment agreements between us and our directors and officers. We have never paid any compensation to any of our executive officers or directors. Our current officers have agreed to work with no remuneration until such time as we receive sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by our Company.

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

Name and Address	Number of Shares Owned	Percentage of Shares Owned(1)
5% Stockholders Hass Group, Inc.	42,753,504(2)	66.72%
Super Dragon Shipping & Trading Limited	4,328,496	6.76%
Directors and Officers
Shuhua Liu	3,000,000	4.68%
Chao Long Huang	1,671,732	2.61%
Officers and Directors as a Group	4,671,732	7.29%

(1) Applicable percentage ownership is based on 62,049,990 shares outstanding on December 1, 2021.  There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding  as of December 1, 2021.

(2) Juli Enterprises Inc., a company organized under the laws of British Virgin Islands, owns 100% of the shares of the Hass Group, Inc. Shuhua Liu, a citizen of people's Republic of China is the owner and serves as the sole director of Juli Enterprises Inc. As such, both Juli Enterprises Inc. and Shuhua Liu may be deemed to be the beneficial owners of all shares of common stock held by the Hass Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On April 9, 2019, the Company entered into MoralArrival Share Exchange Agreement with MoralArrival, a British Virgin Islands company, and the sole shareholder of MoralArrival was Shuhua Liu. The acquisition of MoralArrival was with a related party, as Ms. Liu controls The Hass Group, Inc., the Company's largest stockholder and it was accounted for as acquisition of entity under common control. Under the terms of that MoralArival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. The Company issued 3,000,000 shares of common stock to Ms. Liu in January 2020.

On June 15, 2020, the Company entered into loan agreements with Shuhua Liu and Chiu Kin Wong for an aggregate loan of $400,000 with no interest. Shuhua Liu agreed to lend $280,000 to the Company and Chiu Kin Wong agreed to lend $120,000, both for the Company's working capital in connection with going public, merger and acquisition. The Company agrees to repay the loan balance after its first financing activity. Shuhua Liu is the Chief Executive Officer and Director of the Company. Chiu Kin Wong is a shareholder of the Company. The amount of principal outstanding as of November 13, 2020 is $400,000. No principal or interest has been paid by the Company during the fiscal year ended September 30, 2021. During the period ended September 30, 2021, the company has borrowed $179,000 from its shareholders to pay certain expenses.

On November 11, 2020, the Company entered into a Mutual Rescission Agreement (the "Goodwill Rescission Agreement") with Goodwill and Shuhua Liu, the shareholder of Goodwill. Under the Goodwill Rescission Agreement, Shuhua Liu agreed to deliver to the Company 3,000,000 shares of its common stock that were issued to Liu under the MoralArrival Share Exchange Agreement, which the Company agreed to cancel upon such delivery by Shuhua Liu. Under the terms of the Goodwill Rescission Agreement, the obligations of all parties to the MoralArrival Share Exchange Agreement shall be terminated and the transactions contemplated thereby unwound and voided as if the MoralArrival Share Exchange Agreement was never entered into and the transactions contemplated thereby never occurred.

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended September 30, 2021, September 30, 2020 and July 31, 2020 and fees billed for other services during those periods.

During the year ended September 30, 2021, Assentsure's fees for the annual audit of our financial statements and the periodic reviews of the financial statements were $13,000. During the year ended July 31, 2020, Prager Metis's fees for the annual audit of our financial statements and the periodic reviews of the financial statements were $9,500.

	September 30, 2021	September 30, 2020	July 31, 2020
Audit fees	$ 10,000	$ -	$ 9,500
Audit-related fees	3,000	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total Fees	$ 13,000	$ -	$ 9,500

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be retrieved from SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3 to Form DEF 14C, filed with the Commission on June 18, 2019.
3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to Form S-1, filed with the Commission on October 1, 2014
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC.

By:/s/ Shuhua Liu

Shuhua Liu

Chief Executive Officer and Director

By:/s/ YiYi Huang

YiYi Huang

Chief Financial Officer

Date: December 29, 2021