Form 10-Q
period 2021-12-31
Summit Networks Inc.
filed 2022-02-11
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	62,049,990

-ii-

SUMMIT NETWORKS INC.

TABLE OF CONTENTS

PAGE
PART I
Item 1.Condensed Consolidated Unaudited Financial Statements	2

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2021	September 30, 2021
ASSETS
Current Assets:
Cash & cash Equivalents	$61,611	$80,878
Total Current Assets	61,611	80,878
Fixed assets, net	2,385	3,322
TOTAL ASSETS	$63,996	$84,200

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$193,333	$143,333
Accounts payable - related party	22,000	16,000
Due to related party	579,000	579,000
Total Current Liabilities	794,333	738,333
Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 62,049,990 issued and outstanding as of December 31 and September 30, 2021, respectively.	62,050	62,050
Additional paid-in capital	393,867	393,867
Accumulated deficit	(1,186,254)	(1,110,050)
Total Stockholders’ Deficit	(730,337)	(654,133)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$63,996	$84,200

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended December 31
	2021	2020
Revenue	$-	$-
Operating Expenses:
General and administrative expenses	76,204	100,232
Loss from operations	(76,204)	(100,232)
Provision for income taxes	-	-
Net Loss	$(76,204)	$(100,232)

Basic Net loss per share	$(0.00)	$(0.00)
Diluted Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	62,049,990	61,049,990

Diluted weighted average number of common shares outstanding	62,049,990	61,049,990

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	62,049,990	$62,050	$393,867	$(1,110,050)	$(654,133)
Net loss	-	-	-	(76,204)	(76,204)
Balance, December 31, 2021	62,049,990	$62,050	$393,867	$(1,186,254)	$(730,337)

Balance, September 30, 2020	62,049,990	$62,050	$361,867	$(655,975)	$(230,058)
Net loss	-	-	-	(100,232)	(100,232)
Balance, December 31, 2020	62,049,990	$62,050	$361,867	$(756,207)	$(330,290)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For three months ended
	December 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,204)	$(100,232)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	937	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	50,000	-
Accounts payable - related parties	6,000	-
Net cash used in operating activities	(19,267)	(100,232)
Net decrease in cash	(19,267)	(100,232)
Cash at beginning of period	80,878	292,603
Cash at end of period	$61,611	$192,371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,186,254 as of December 31, 2021. There is no guarantee that Company will generate revenue and net income in the future.

At December 31, 2021, the Company had a working capital deficiency of $730,337. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management has evaluated the effect of the ongoing outbreak of the COVID-19, which was declared as a pandemic by the World Health Organization in March 2020. Although the ultimate disruption caused by the outbreak and the timing on a return to more normal operations are still uncertain, it may have a material adverse impact on the Company’s future business plan.

The Company actively looks for new business opportunities, and its operating expenses are paid solely through loans from the shareholders.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30. Therefore, the consolidated balance sheets as of December 31, 2021 and September 30, 2021, the consolidated statements of operations and stockholders’ deficit for the three months ended December 31, 2021 and 2020, and the consolidated statements of cash flows for the three months ended December 31, 2021 and 2020 were prepared based on the Company’s new fiscal year.

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America, and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full year.

These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended September 30, 2021 filed with the Securities and Exchange Commission on December 29, 2021.

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

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of December 31, 2021 and September 30, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following:

	December 31, 2021	September 30, 2021

Office furniture	$5,536	$-
	5,536	-
Less: Accumulated depreciation	(3,151)	-
Property, plant, and equipment, net	$2,385	$-

Depreciation expense for the three months ended December 31, 2021 and 2020 were $937 and $Nil, respectively.

NOTE 6. PREPAID EXPENSES

The Company had prepaid expenses of $nil as of December 31, 2021 and September 30, 2021, respectively.

NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On December 31, 2021 and September 30, 2020, accounts payable to related party of $22,000 and $16,000, respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. (“Zenox Enterprises”) on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company’s former CFO.

(ii) Amounts due to related parties:

As of December 31, 2021 and September 30, 2021, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

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

On February 3, 2021, the Company issued 500,000 shares of common stock to Catalpa Holdings, Inc., a third party, as compensation for its consulting services. The fair value of 500,000 was determined to be $15,000 and was recognized as stock-based compensation for the three and nine months ended December 31, 2021.

On May 13, 2021, the Company issued 500,000 shares of common stock to Mr. Jun Du, the Chief Operating Officer. The fair value of 500,000 was determined to be $15,000 and was recognized as stock-based compensation for the three and nine months ended December 31, 2021.

As of December 31, 2021, the Company had 62,049,990 shares of common stock issued and outstanding.

NOTE 9. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for nine months ended December 31, 2021 and 2020 to the Company’s effective tax rate is as follows:

	Three Months Ended December 31,
	2021	2020
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(16,003)	$(21,049)
Change in valuation allowance	16,003	21,049
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31, 2021	September 30, 2021
Net operating loss carryforward	$248,319	$232,316
Valuation allowance	(248,319)	(232,316)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company has approximately $1,123,514 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years. Of the net operating loss from the Company’s operations, approximately $141,400 can be carried forward for a period of twenty years from the year of the initial loss and approximately $904,600 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Results of Operations

During the three months ended December 31, 2021 and 2020, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $76,204 and $100,232, respectively, resulting in net loss of $76,204 for the three months ended December 31, 2021 compared to a net loss of $100,232 for the three months ended December 31, 2020. Our general and administrative expenses consisted of mainly professional fees for the three months ended December 31, 2021 and 2020, respectively. The decrease of general and administrative expenses was mainly due to a reduced level of legal fees paid during the period.

Our total assets as of December 31, 2021 were $63,996.

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

As of December 31, 2021, the Company had 62,049,990 shares of common stock issued and outstanding.

As of December 31, 2021 and September 30, 2021, there were outstanding a total of $579,000 in debts due to related parties and shareholders, for expenses that were paid on behalf of the company and for advances from related parties. These debts were interest free, unsecured and payable on demand.

Because we have not been able to raise sufficient capital to execute our new business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.

Based on our current operating plan, we believe there is a possibility we will not be able to generate any revenue in the next quarter or in the coming twelve months. We may need to obtain additional financing to operate our business for the next twelve months. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

The Company had negative cash flow of $19,267 for the three months ended December 31, 2021 and negative cash flow of $100,232 for the three months ended December 31, 2020. The Company’s principal sources and uses of funds were as follows:

For the three months ended December 31, 2021, the Company used $19,267 in cash for operations as compared to $100,232 for the three months ended December 31, 2020. The decrease was primarily due to the increase in accounts payable and accrued expenses in the three months ended December 31, 2021 compared to the three months ended December 31, 2020.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,186,254 as of December 31, 2021. There is no guarantee that Company will generate revenue and net income in the future. To date, the Company has funded its operations by advances from related parties. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan of acquiring an operating business or assets. As of December 31, 2021, we had cash of $61,611 and there were outstanding liabilities of $794,333. As of September 30, 2021, we had $80,878 in cash and the outstanding liabilities were $738,333. The working capital deficits were $730,337 and $654,133 on December 31, 2021 and September 30, 2021, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The Company will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2021 due to the following material weaknesses that our management identified in our internal control over financial reporting as of December 31, 2021:

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

2)	We lack internal accounting personnel who possesses U.S GAAP knowledge and working experience.

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

Evaluation of Changes in Internal Control over Financial Reporting

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2021, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

Except for the matter described above, there were no changes in our internal controls over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see the “Legal Proceedings” in the current report on Form 8-K filed on January 26, 2021, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended December 31, 2021.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.1*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101*	Interactive Financial Data XBRL Extensions.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Date: February 11, 2022	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
(Principal Executive Officer)