Form 10-Q
period 2022-03-31
Summit Networks Inc.
filed 2022-05-13
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One) [ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

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

-i-

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2022 is as follows:

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2022	2021
ASSETS
Current Assets:
Cash & cash Equivalents	$30,152	$80,878
Total Current Assets	30,152	80,878
Fixed assets, net	1,453	3,322
TOTAL ASSETS	$31,605	$84,200

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$209,433	$143,333
Accounts payable - related party	28,000	16,000
Due to related party	579,000	579,000
Total Current Liabilities	816,433	738,333
Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized; 62,049,990 issued and outstanding as of March 31, 2020 and September 30, 2021, respectively.	62,050	62,050
Additional paid-in capital	393,867	393,867
Accumulated deficit	(1,240,745)	(1,110,050)
Total Stockholders’ Deficit	(784,828)	(654,133)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$31,605	$84,200

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended		For six months ended
	March 31,	March 31,	March 31,	March 31,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Operating Expenses:
General and administrative expenses	54,491	289,232	130,695	389,464
Loss from operations	(54,491)	(289,232)	(130,695)	(389,464)
Provision for income taxes	-	-	-	-
Net Loss	$(54,491)	$(289,232)	$(130,695)	$(389,464)

Basic Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	62,049,990	61,366,657	62,049,990	61,882,408

Diluted weighted average number of common shares outstanding	62,049,990	61,366,657	62,049,990	61,882,408

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated
			Paid-in
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	62,049,990	$62,050	$393,867	$(1,110,050)	$(654,133)
Net loss	-	-	-	(76,204)	(76,204)
Balance, December 31, 2021	62,049,990	$62,050	$393,867	$(1,186,254)	$(730,337)
Net loss	-	-	-	(54,494)	(54,494)
Balance, March 31, 2022	62,049,990	$62,050	$393,867	$(1,240,745)	$(784,828)

	Common Stock		Additional	Accumulated
			Paid-in
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	64,049,990	$64,050	$361,867	$(655,976)	$(230,059)
Cancellation of shares in connection with the termination of MoralArrival Share Exchange Agreement	(3,000,000)	(3,000)	3,000	-	-
Net loss	-	-	-	(100,232)	(100,232)
Balance, December 31, 2020	61,049,990	$61,050	$364,867	$(756,208)	$(330,291)
Share-based compensation	500,000	500	14,500	-	15,000
Net loss	-	-	-	(289,232)	(289,232)
Balance, March 31, 2021	61,549,990	$61,550	$379,367	$(1,045,440)	$(604,523)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For six months ended
	March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,695)	$(389,464)
Adjustments for:
Depreciation of fixed assets	1,869	315
Share-based compensation expenses	-	15,000
Prepaid expenses	-	(15,030)
Changes in working capital:
Accounts payable and accrued expenses	66,100	24,453
Accounts payable - related parties	12,000	4,000
Net cash used in operating activities	(50,726)	(360,726)
CASH FLOWS FROM INESTING ACTIVITIES:
Acquisition to office furniture	$-	$(5,536)
Net cash used in investing activities	-	(5,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related party	$-	$179,000
Net cash generated from financing activities	-	179,000
Net decrease in cash	(50,726)	(187,262)
Cash at beginning of period	80,878	292,603
Cash at end of period	$30,152	$105,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,240,745 as of March 31, 2022. There is no guarantee that Company will generate revenue and net income in the future.

At March 31, 2022, the Company had a working capital deficiency of $784,828. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30. Therefore, the consolidated balance sheets as of March 31, 2022 and September 30, 2021, the consolidated statements of operations and stockholders’ deficit for the three months ended March 31, 2022 and 2021, and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 were prepared based on the Company’s new fiscal year.

The accompanying unaudited interim consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America, and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the Company's financial position, results of operations, cash flows, and stockholders’ equity for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of March 31, 2022 and September 30, 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following:

	March 31, 2022	September 30, 2021

Office furniture	$5,536	$5,536
	5,536	5,536
Less: Accumulated depreciation	(4,083)	(2,214)
Property, plant, and equipment, net	$1,453	$3,322

Depreciation expense for the six months ended March 31, 2022 and 2021 were $1,869 and $315, respectively.

NOTE 6. PREPAID EXPENSES

The Company had prepaid expenses of $nil as of March 31, 2022 and September 30, 2021, respectively.

NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On March 31, 2022 and September 30, 2021, accounts payable to related party of $28,000 and $16,000, respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. (“Zenox Enterprises”) on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company’s former CFO.

(ii) Amounts due to related parties:

As of March 31, 2022 and September 30, 2021, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

Related Party Transactions

(i) MoralArrival Share Exchange Agreement

On April 9, 2019, the Company entered into MoralArrival Share Exchange Agreement with MoralArrival, a British Virgin Islands company, and the sole shareholder of MoralArrival was Shuhua Liu. The acquisition of MoralArrival was with a related party, as Ms. Liu controls The Hass Group, Inc., the Company’s largest stockholder and it was accounted for as acquisition of entity under common control. Under the terms of that MoralArival Share Exchange Agreement, the Company agreed to exchange 3,000,000 shares of its common stock for all the outstanding shares of common stock of MoralArrival. As a result of this transaction, MoralArrival has become a wholly-owned subsidiary of the Company. The Company issued 3,000,000 shares of common stock to Ms. Liu in January 2020. This Share Exchange Agreement was terminated on November 11, 2020, which the Company canceled upon such delivery by Ms. Liu. See Note 1.

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

(iii) Rental Expense

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

On February 3, 2021, the Company issued 500,000 shares of common stock to Catalpa Holdings, Inc., a third party, as compensation for its consulting services. The fair value of 500,000 was determined to be $15,000 and was recognized as stock-based compensation for the three and six months ended March 31, 2022.

On May 13, 2021, the Company issued 500,000 shares of common stock to Mr. Jun Du, the Chief Operating Officer. The fair value of 500,000 was determined to be $15,000 and was recognized as stock-based compensation for the three and six months ended March 31, 2022.

As of March 31, 2022, the Company had 62,049,990 shares of common stock issued and outstanding.

NOTE 9 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21 % for six months ended March 31, 2022 and 2021 to the Company’s effective tax rate is as follows:

	Six Months Ended
	March 31,
	2022	2021
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(27,446)	$(81,787)
Change in valuation allowance	27,446	81,787
Income tax expense	$-	$-

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

Results of Operations

During the six months ended March 31, 2022 and 2021, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $130,695 and $389,464, respectively, resulting in net loss of $130,695 for the six months ended March 31, 2022 compared to a net loss of $389,464 for the six months ended March 31, 2021. Our general and administrative expenses consisted of mainly professional fees for the six months ended March 31, 2022 and 2021, respectively. The decrease of general and administrative expenses was mainly due to the decrease of professional expenses.

Our total assets as of March 31, 2022 were $31,605.

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

As of March 31, 2022, the Company had 62,049,990 shares of common stock issued and outstanding.

As of March 31, 2022 and September 30, 2021, there were total debts of $579,000 and $579,000 in amounts due to related parties and shareholders, respectively, for expenses that were paid on behalf of the company and advances from related parties. The amounts were interest free, unsecured and payable on demand.

Based on our current operating plan, we may need to obtain additional financing to operate our business for the next twelve months. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Liquidity and Capital Resources

The Company had negative cash flow of $50,726 for the six months ended March 31, 2022 and negative cash flow of $360,726 for the six months ended March 31, 2021. The Company’s principal sources and uses of funds were as follows:

For the six months ended March 31, 2022, the Company used $50,726 in cash for operations as compared to $360,726 for the six months ended March 31, 2021. The decrease was primarily due to the increase in accounts payable, accrued expenses and less expenses paid in the six months ended March 31, 2022 compared to the three months ended March 31, 2021.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,240,745 as of March 31, 2022. There is no guarantee that Company will generate revenue and net income in the future. To date, the Company has funded its operations by advances from related parties. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan of acquiring an operating business or assets. As of March 31, 2022, we had cash of $30,152 and there were outstanding liabilities of $816,433. As of September 30, 2021, we had $80,878 in cash and the outstanding liabilities were $738,333. The working capital deficits were $784,828 and $654,133 on March 31, 2022 and September 30, 2021, respectively. These factors raise substantial doubt about our ability to continue as a going concern. To continue as a going concern the Company will have to obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan and become cash flow positive, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business plan or cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2022:

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

We plan to take steps to remediate these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff who has U.S. GAAP knowledge and working experience and/or maintaining outside consultants experienced in U.S. GAAP financial reporting as well as in SEC reporting requirements.  Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures over our public disclosure and our internal controls over financial reporting on an ongoing basis and is committed to taking further action to solve these deficiencies.

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

Management has conducted, with the participation of our president (our principal executive officer), our principal accounting officer and our principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2022, there are material weaknesses, as identified above, in our internal controls over financial reporting. The material weaknesses identified did not result in the restatement of any previously reported financial statements or related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see the “Legal Proceedings” in the current report on Form 8-K filed on January 26, 2021.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended March 31, 2022.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)*
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Date: May 13, 2022	By	/s/Shuhua Liu
Shuhua Liu
Chief Executive Officer
(Principal Executive Officer)