Form 10-Q/A
period 2022-06-30
Summit Networks Inc.
filed 2022-08-17
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q/A

(Amendment No. 1 to Form 10-Q)

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

+ 1-604 - 336-5353

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	62,049,990

EXPLANATORY NOTE: Amendment is being filed to correct the Statement of Operations and the file now includes the iXBRL Interactive Extension Tags.

SUMMIT NETWORKS INC.

 TABLE OF CONTENTS.

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

1

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended		For nine months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-
Operating Expenses:
General and administrative expenses	31,104	78,074	161,802	467,538
Loss from operations	(31,104)	(78,074)	(161,802)	(467,538)
Provision for income taxes	-	-	-	-
Net Loss	$(31,104)	$(78,074)	$(161,802)	$(467,538)

Basic Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Diluted Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	62,049,990	61,816,657	62,049,990	61,860,652

Diluted weighted average number of common shares outstanding	62,049,990	61,816,657	62,049,990	61,860,652

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1*	Amended Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Amended Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Amended Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Amended Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101*	iXBRL Instance Document ( Inline XBRL document- to be filed as amendment)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Date: August 17, 2022	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
(Principal Executive Officer)