Form 10-K
period 2022-09-30
Summit Networks Inc.
filed 2023-01-06
CIK 1619096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

Registrant’s telephone number, including area code: (604) 336-5353

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the common voting stock held by non-affiliates of the Registrant as of the last business day for the Registrants most recently completed third fiscal quarter was approximately $3,564,852.

As of December 1, 2021, there were 62,049,990 shares of common stock, par value $0.001 per share issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business in China and implement our business plan;

●	acceptance of our products and services that we expect to market;

●	our ability to retain key employees;

●	adverse changes in general market conditions for hazardous waste disposal products and services in China;

●	our ability to continue as a going concern;

●	our future financing plans; and

●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2021 in China and around the world).

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

As used in this annual report, the terms “we,” “us,” “our,” “Summit” and “Summit Networks” mean Summit Networks Inc, unless the context clearly indicates otherwise.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at S101-5289 Cambie Street, Vancouver BC V5Z 0J5 Canada.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on OTC Pink market operated by the OTC Markets under the symbol “SNTW.” There has been very limited trading in our shares of common stock to date. We cannot assure you there will be an active market in the future for our common stock, but we plan to work to create an active market.

As of September 30, 2022, there were 62,049,990 shares of common stock issued and outstanding and held by a total of 88 shareholders of record.

Dividends

We have never paid nor declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decision as to the future payment of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted an equity compensation plan and no securities have been authorized or reserved for issuance under any equity compensation plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable to a smaller reporting company.

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

This section provides management’s discussion of the financial condition, changes in financial condition and results of operations of Summit Networks, Inc. with specific information on results of operations and liquidity and capital resources. It includes management’s interpretation of our financial results, the factors affecting these results, the major factors expected to affect future operating results and future investment and financing plans. This discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Several factors exist that could influence our future financial performance and some of those are discussed below and elsewhere in this report. They should be considered in connection with evaluating forward-looking statements contained in this report or otherwise made by us or on our behalf since these factors could cause actual results and conditions to differ materially from those set out in such forward-looking statements.

Cautionary Statement for the Purposes of the Safe Harbor under the Private Securities Litigation Reform Act of 1995

The statements contained in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements made in good faith by us and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of our documents or oral presentations, the words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “objective”, “plan”, “projection”, “seek”, “strategy” or similar words are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements relating to our strategy, operations, markets, services, and other factors all of which are difficult to predict and many of which are beyond our control. Accordingly, while we believe these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, we undertake no obligation to update or revise any of our forward-looking statements whether as a result of new information, future events or otherwise.

Background

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

Results of Operations

During the year ended September 30, 2022 and 2021, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $108,205 and $572,682, respectively, resulting in net loss of $108,205 for the year ended September 30, 2022 compared to a net loss of $ 454,074 for the year ended September 30, 2021. Our general and administrative expenses consisted of mainly professional fees for the year ended September 30, 2021, and consisted of mainly management fees, chief executive fees and director fees for the year ended September 30, 2020. The decrease of general and administrative expenses was mainly due to the decrease of management fees, chief executive fees and director fees.

Our total assets as of September 30, 2022 were $8,829.

As of September 30, 2022, the Company had 62,049,990 shares of common stock issued and outstanding.

As of September 30, 2022 and 2021, there are a total of $579,000 and $579,000 in amounts respectively, due to related parties and shareholders were interest free, unsecured and payable on demand.

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

Liquidity and Capital Resources

As for the year ended September 30, 2022 and 2021, the Company had a negative cash flow of $72,049 and $211,725, respectively. The Company’s principal sources and uses of funds were as follows:

For the year ended September 30, 2022, the Company used $72,049 in cash for operations as compared to $385,189 for the year ended September 30, 2021, respectively.  Such decrease was primarily due to lower net loss in year ended September 30, 2022. The net cash provided by the financing activities for the year ended September 30, 2022 was nil, as compared to $179,000 from related parties for the year ended September 30, 2021. Such decrease was a result of fewer advances from the related parties.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations do not currently provide cash flow. To date, the Company has funded its operations by advances from related parties. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of September 30, 2022, we had $8,829 in cash and the outstanding liabilities were $771,167. As of September 30, 2021 we had cash of $80,878 and there were outstanding liabilities of $738,333. The working capital deficits were $762,338 and $654,133, for September 30, 2022 and 2021, respectively. These factors raise substantial doubt about our ability to continue as a going concern as discussed in the footnotes to our financial statements. The Company will be unable to conduct its planned operations unless we obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Summit Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Summit Networks Inc (the “Company”) as of September 30, 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended September 30, 2022 and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and the results of its operations and its cash flows for the year ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

As discussed in Note 2 to the financial statements the accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. The Company had limited operations during the period from July 8, 2014 (date of inception) to September 30, 2022 resulting in accumulated deficit of $1,218,255 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future. At September 30, 2022, the Company had a working capital deficiency of $762,338. The cash used in operating activities were $72,049. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Assentsure PAC

We have served as the Company’s auditor since 2021.

Singapore

January 5, 2023

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	September 30,
	2022	2021
ASSETS
Current Asset:
Cash & cash equivalents	$8,829	$80,878
Total Current Asset	8,829	80,878

Non-Current Asset:
Fixed assets, net	-	3,322
Total Non-Current Asset	-	3,322

TOTAL ASSETS	$8,829	$84,200

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$176,167	$143,333
Accounts payable - related party	16,000	16,000
Due to related party	579,000	579,000
Total Current Liabilities	771,167	738,333

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 62,049,990 issued and outstanding as of September 30,2022 and 2021, respectively.	62,050	62,050
Additional paid-in capital	393,867	393,867
Accumulated deficit	(1,218,255)	(1,110,050)
Total Stockholders’ Deficit	(762,338)	(654,133)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$8,829	$84,200

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For years ended September 30,
	2022	2021

Revenue	$-	$-
Operating Expenses:
General and administrative expenses	108,205	572,682
Loss from operations	(108,205)	(572,682)
Debt forgiveness by related parties	-	118,608
Net Loss	$(108,205)	$(454,074)

Basic Net loss per share	$(0.00)	$(0.01)
Diluted Net loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	62,049,990	61,908,894

Diluted weighted average number of common shares outstanding	62,049,990	61,908,894

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Audited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2020	64,049,990	$64,050	$361,867	$(655,976)	$(230,059)
Share-based compensation	1,000,000	1,000	29,000	-	30,000
Cancellation of common shares issued in connection with acquisition	(3,000,000)	(3,000)	3,000	-	-
Net loss	-	-	-	(454,074)	(454,074)
Balance, September 30, 2021	62,049,990	$62,050	$393,867	$(1,110,050)	$(654,133)
Net loss	-	-	-	(108,205)	(108,205)
Balance, September 30, 2022	62,049,990	$62,050	$393,867	$(1,218,255)	$(762,338)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For years ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,205)	$(454,074)
Adjustments to reconcile net income to net cash provided by operating activities:
Debt forgiveness by related parties	-	(118,608)
Depreciation of fixed assets	3,322	2,214
Share-based compensation expenses	-	30,000
Changes in operating assets and liabilities:
Prepaid expenses	-	5,470
Accounts payable and accrued expenses	32,834	133,809
Accounts payable - related parties	-	16,000
Net cash used in operating activities	(72,049)	(385,189)

CASH FLOWS FROM INVESTING ACTIVITY:
Acquisition of fixed assets	$-	$(5,536)
Net cash used in investing activity	-	(5,536)

CASH FLOWS FROM FINANCING ACTIVITY:
Advance from related party	$-	$179,000
Net cash generated from financing activity	-	179,000
Net decrease in cash	(72,049)	(211,725)
Cash at beginning of year	80,878	292,603
Cash at end of year	$8,829	$80,878
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Management has evaluated the effect of the recent and ongoing outbreak of the coronavirus disease 2019 (the “COVID- 19”), which was declared a pandemic by the World Health Organization in March 2020. Although the ultimate disruption caused by the outbreak is uncertain, it may not have significant impact on the Company’s financial position, operations and cash flows.

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to September 30, 2022, resulting in accumulated deficit of $1,218,255 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future.

At September 30, 2022, the Company had a working capital deficiency of $762,338. The cash used in operating activities were $72,049. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of September 30, 2022 and 2021, cash equivalents amounted to $8,829 and $80,878, respectively.

Fixed Assets

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related capitalized assets.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following:

	September 30, 2022	September 30, 2021
Office furniture	$5,536	$5,536
	5,536	5,536
Less: Accumulated depreciation	(5,536)	(2,214)
Fixed assets, net	nil	$3,322

Depreciation expense for the year ended September 30, 2022 and 2021 were $3,322 and $2,214, respectively.

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On September 30, 2022 and 2021, accounts payable to related party of $16,000 and $16,000, respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. (“Zenox Enterprises”) on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company’s former CFO. The amounts which were unsecured, non-interest bearing with no specific repayment terms.

(ii) Amounts due to related parties:

As of September 30, 2022 and 2021, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

Related Party Transactions

(i) Consulting Service Agreement

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

NOTE 7. STOCKHOLDERS’ EQUITY

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

As of September 30, 2022, the Company had 62,049,990 shares of common stock issued and outstanding.

NOTE 8. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended September 30, 2022, September 30, 2021 to the Company’s effective tax rate is as follows:

	September 30, 2022	September 30, 2021
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(22,723)	$(95,356)
Change in valuation allowance	22,723	95,356
Income tax expense	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	September 30, 2022	September 30, 2021
Net operating loss carry forward	$255,039	$232,316
Valuation allowance	(255,039)	(232,316)
Net deferred tax assets	$-	$-

As of September 30, 2022, the Company has approximately $1,148,552 of net operating losses (“NOL”) carryovers to offset taxable income, if any, in future years. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to the NOL period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 9. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2022, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

On November 30, 2022, the Company and Future Era Tech (“FET”) signed a master agreement for cooperation. FET purchased 5 million shares for $0.04 and acquired the independent management rights and management rights of the company’s subsidiary, SUMNET. FET mainly operates clean energy methanol flameless boilers, as well as the research and development and sales of automated production lines. By December 29, the $200,000 investment had been fully credited to the transaction. The first trial order has also been executed by December 29, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

While the Company does adhere to internal controls and processes that were designed and implemented based on the COSO report, it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time. Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred prior to the Company’s most recent financial quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding directors and officers.  All directors hold office until the next annual meeting of stockholders or until their successors have been elected or qualified.

Name	Age	Positions	Date First Appointed
Shuhua Liu	49	Chairwoman of the Board, Chief Executive Officer	June 17, 2019
YiYi Huang	35	Chief Financial Officer, Director	May 21,2021
Jun Du	42	Chief Operating Officer	February 1, 2021
Chiu Kin Wong	69	Director	September 14, 2021

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

Yi Yi Huang, age 35, served as a Project Manager at Shanghai Hantang Culture Development Co., Ltd from December 2016 to February 2019. Prior to that, she worked as a Project Manager at Socom Public Relations (Shanghai) Co., Ltd from September 2014 to August 2016. Ms. Huang worked as an Assistant Brand Manager at Queenix (Asia) Co., Ltd. from May 2012 to March 2014. She also worked as a Project Coordinator at Hewlett Packard Enterprise Hong Kong from November 2009 to April 2012. Ms. Huang obtained her bachelor’s degree in business administration with a major in marketing concentration from Hong Kong Shue Yan University in 2009.

Jun Du, age 42, served as our Chief Operating Officer since February 1, 2021. Mr. Du has served as a senior sales operation manager at Nilfisk Cleaning Equipment (Shanghai) Co. since January 2020. Prior to such time, he served as a senior product & marketing manager in APAC area for the same company from September 2015 to December 2019. He holds a Bachelor of Science degree in Business Management from University of East Anglia in Norwich, England. He also holds a Master of Science degree in Information Technology from the Lancaster Management School at Lancaster University. Mr. Du resigned from his position with the Company as COO in June, 2022.

Chiu Kin Wong, age 69, served as our director since September 14, 2021. Mr Wong is the founder and CEO of Shanghai Yi Long Shipping Co. Ltd, which is located in Shanghai and Super Dragon Shipping and Trading Ltd. which is located in Hong Kong. Mr. Wong graduated from Shanghai Honghu College in 1971.

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

ITEM 11. EXECUTIVE COMPENSATION

There are no current employment agreements between us and our directors and officers. We have never paid any compensation to any of our executive officers or directors. Our current officers have agreed to work with no remuneration until such time as we receive sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur that will allow us to begin paying this compensation, or what the amount of the compensation will be. The Company currently has no annuity, pension or retirement benefits proposed to be paid to our officers, directors or employees.

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

Name and Address	Number of Shares Owned	Percentage of Shares Owned(1)
5% Stockholders
Hass Group, Inc. (2)	42,753,504	68.87%
Super Dragon Shipping & Trading Limited	4,328,496	6.98%

Directors and Officers
Yi Yi Huang	1,082,834	1.75%
Directors and Officers as a Group	1,082,834	1.75%

(1) Applicable percentage ownership is based on 62,049,990 shares outstanding on January 5, 2023.  There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of January 5, 2023.

(2) Juli Enterprises Inc., a company organized under the laws of British Virgin Islands, owns 100% of the shares of the Hass Group, Inc. Shuhua Liu, a citizen of people’s Republic of China is the owner and serves as the sole director of Juli Enterprises Inc. As such, both Juli Enterprises Inc. and Shuhua Liu may be deemed to be the beneficial owners of all shares of common stock held by the Hass Group, Inc.

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

Advances From related parties

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended September 30, 2022 and September 30, 2021 and fees billed for other services during those periods.

During the year ended September 30, 2022, Assentsure’s fees for the annual audit of our financial statements and the periodic reviews of the financial statements were $19,000.

	September 30, 2022	September 30, 2021
Audit fees (1)	$19,000	$10,000
Audit-related fees	-	3,000
Total Fees	$19,000	$13,000

(1) Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended September 30, 2022 and September 30, 2021, respectively.

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

SUMMIT NETWORKS INC.

By:	/s/ Shuhua Liu

Shuhua Liu

Chief Executive Officer and Director

By:	/s/ YiYi Huang

YiYi Huang

Chief Financial Officer

Date: January 6, 2023