Form 10-Q
period 2022-12-31
Summit Networks Inc.
filed 2023-02-21
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended December 31, 2022

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

-i-

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	67,049,990

-ii-

SUMMIT NETWORKS INC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the financial position, business strategy and the plans and objectives of management for future operations of Summit Networks Inc. (the “Company”), are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 5, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2022	2022
ASSETS
Current Asset:
Cash & cash equivalents	$205,530	$8,829
Total Current Asset	205,530	8,829
Non-Current Asset:
Fixed assets, net	-	-
Total Non-Current Asset	-	-
TOTAL ASSETS	$205,530	$8,829

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$191,768	$176,167
Accounts payable - related party	22,000	16,000
Deposit	3,285	-
Due to related parties	579,000	579,000
Total Current Liabilities	796,053	771,167
Commitments and Contingencies	-	-
Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 67,049,990 and 62,049,990 shares issued and outstanding as at December 31, 2022 and September 30, 2022.	67,050	62,050
Additional paid-in capital	588,867	393,867
Accumulated deficit	(1,246,440)	(1,218,255)
Total Stockholders’ Deficit	(590,523)	(762,338)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$205,530	$8,829

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended
	December 31,	December 31,
	2022	2021
Revenue	$-	$-
Operating Expenses:
General and administrative expenses	28,185	76,204
Loss from operations	(28,185)	(76,204)
Income tax expenses	-	-
Net Loss	$(28,185)	$(76,204)
Basic Net loss per share	$(0.00)	$(0.00)
Diluted Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	67,049,990	62,049,990

Diluted weighted average number of common shares outstanding	67,049,990	62,049,990

The accompanying notes are an integral part of these consolidated financial statements.

  SUMMIT NETWORKS INC.

  CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

  (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2022	62,049,990	$62,050	$393,867	$(1,218,255)	$(762,338)
Issuance of common stock	5,000,000	5,000	195,000	-	200,000
Net loss	-	-	-	(28,185)	(28,185)
Balance at December 31, 2022	67,049,990	$67,050	$588,867	$(1,246,440)	$(590,523)

Balance at September 30, 2021	62,049,990	$62,050	$393,867	$(1,110,050)	$(654,133)
Net loss	-	-	-	(76,204)	(76,204)
Balance at December 31, 2021	62,049,990	$62,050	$393,867	$(1,186,254)	$(730,337)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For three months ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,185)	$(76,204)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	-	937
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	15,601	50,000
Accounts payable - related parties	6,000	6,000
Deposit	3,285	-
Net cash used in operating activities	(3,299)	(19,267)
CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	$200,000	$-
Net cash generated from financing activity	200,000	-
Net increase/(decrease) in cash and cash equivalents	196,701	(19,267)
Cash and cash equivalents at beginning of the period	8,829	80,878
Cash and cash equivalents at end of the period	$205,530	$61,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

On May 8, 2020, Sumnet (Canada) Inc. (“Sumnet (Canada)”) was incorporated in Canada. Sumnet (Canada) issued all its ordinary shares to the Company so that Sumnet (Canada) became the wholly owned subsidiary of Company. On July 29, 2020, Smith Barney Enterprises Limited (“Smith Barney”) was incorporated in the British Virgin Islands. Smith Barney issued all its ordinary shares to the Company on July 29, 2020, so that Smith Barney became the wholly owned subsidiary of Company. On August 28, 2020, Green Energy (HK) Limited (“Green Energy”) was incorporated in Hong Kong. Green Energy issued all its ordinary shares to Smith Barney on August 28, 2020, so that Green Energy became the wholly owned subsidiary of Smith Barney. On September 27, 2020, Beijing Asian League Wins Technology Co., Ltd. (“Beijing ALW”) was incorporated in People’s Republic of China. Green Energy subscribed all capital stock of Beijing ALW on September 27, 2020, so that Beijing ALW became the wholly owned subsidiary of Green Energy.

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

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

On November 30, 2022, Future Era Tech, Inc. (“FET”), a corporation incorporated and existing under the laws of British Columbia entered a contract with Summit Networks, Inc. Under the terms of the Agreement, FET will acquire 5,000,000 shares of common stock of SNTW for $200,000.00. FET will then be collaborating with Sumnet (Canada), Inc. (“Sumnet”), a Canadian corporation and a wholly owned subsidiary of SNTW, in the business of designing and selling clean energy equipment, such as flameless heaters and boilers. These products will be sold to the commercial and residential markets located primarily in Asia and Europe.

Currently, we are in the stage of implementation of our new business plan dividing into three phases. In the short term, we will perform post maintenance services and supply of spare parts for welding automation lines that have already been exported. The medium term will be the implementation of services for the supply of industrial materials for projects in the Asian region. The long term will be the sale of methanol boiler heating equipment and industrial intelligence products in North America.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,246,440 as of December 31, 2022. There is no guarantee that Company will generate revenue and net income in the future. Since a trial order on December 28, 2022, shows that the company has moved from no revenue to a functioning business model.

At December 31, 2022, the Company had a working capital deficiency of $590,523. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

The Company actively looks for new business opportunities, and its operating expenses are soley relied on loans from the shareholders.

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

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of December 31, 2022 and September 30, 2022, cash equivalents amounted to $205,530 and $8,829, respectively.

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

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company will evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of December 31, 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following:

	December 31, 2022	September 30, 2022

Office furniture	$5,536	$5,536
	5,536	5,536
Less: Accumulated depreciation	(5,536)	(5,536)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the three months ended December 31, 2022 and 2021 were $Nil and $Nil , respectively.

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On December 31, 2022 and September 30, 2021, accounts payable to related party of $22,000 and $16,000, respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. ("Zenox Enterprises") on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company's former CFO. The amounts which were unsecured, non-interest bearing with no specific repayment terms.

(ii) Amounts due to related parties:

As of December 31, 2022 and September 30, 2022, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

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

On December 31, 2022, in connecting with the Future Era Tech Ltd (“FET”) Stock Purchase Agreement, the Company issued 5,000,000 shares of common stock to the FET. See Note 1 above.

As of December 31, 2022, the Company had 67,049,990 shares of common stock issued and outstanding.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for nine months ended December 31, 2022 and 2021 to the Company’s effective tax rate is as follows:

	Three Months Ended
	December 31,
	2022	2021
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(5,919)	$(16,003)
Change in valuation allowance	5,919	16,003
Income tax expense	$-	$-

NOTE 9. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2022, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

On February 10, 2023, the Company’s subsidiary, Sumnet signed a Technical Service Agreement on automated production lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations

During the year ended December 31, 2022 and 2021, we generated revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $28,185 and $76,204, respectively. Our general and administrative expenses consisted of mainly professional fees for the year ended September 30, 2022, and consisted of mainly management fees and chief executive fees for the year ended December 31, 2022. The decrease of general and administrative expenses was mainly due to the decrease of management fees and chief executive fees.

Our total assets as of December 31, 2022 were $205,530.

As of December 31, 2022, the Company had 67,049,990 shares of common stock issued and outstanding.

As of December 31, 2022 and September 30, 2022, there are a total of $579,000 and $579,000 in amounts respectively, due to related parties and shareholders were interest free, unsecured and payable on demand.

Based on our current operating plan, we may need to obtain additional financing to operate our business. Additional financing, whether through public or private equity or debt financing, or if available.

Liquidity and Capital Resources

The Company had a negative operating cash flow of $3,299 for the three months ended December 31, 2022, and a negative operating cash flow of $19,267 for the three months ended December 31, 2021. Such decrease was primarily due to lower net loss in year ended December 31, 2022.

The net cash generated from financing activity resulted from the proceeds from capital raising amounting to $200,000.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of an asset and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations currently provide cash flow. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of December 31, 2022, we had $205,530 in cash and a deposit of $3,285. The working capital deficits were $590,523 and $762,338 for the three months ended December 31, 2022, and September 30, 2022, respectively. These factors raise confidence about our ability to continue as a going concern as discussed in the footnotes to our financial statements. The Company will be able to conduct its planned operations as we plan to obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containments and mitigation measures worldwide. The Company is monitoring this closely, and although operations have no t been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. Operations of the Company are ongoing. Further the uncertain nature of the spread of COVID-19 globally may impact our business operations due to the quarantine of employees, customers, and third-party service providers.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to the following material weaknesses that our management identified in our internal control over financial reporting as of December 31, 2022:

1).	We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2).	We lack internal accounting personnel who possesses U.S GAAP knowledge and working experience.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2022, our company’s internal control over financial reporting was not effective for the reasons set forth above. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

Except for the matter described above, there were no changes in our internal controls over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see the “Legal Proceedings” in the current report on Form 8-K filed on January 26, 2021, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended December 31, 2022.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101*	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Date: February 21, 2023	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
(Principal Executive Officer)

-15-