Form 10-Q
period 2023-03-31
Summit Networks Inc.
filed 2023-05-15
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2023 is as follows:

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash & cash equivalents	$151,570	$8,829
Deposits	2,218	-
Total Current Assets	153,788	8,829

Non-Current Assets:
Fixed assets, net	-	-
Investments	2,665	-
Total Non-Current Assets	2,665	-

TOTAL ASSETS	$156,453	$8,829

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$195,789	$176,167
Accounts payable - related party	22,000	16,000
Due to related parties	579,000	579,000
Total Current Liabilities	796,789	771,167

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 67,049,990 and 62,049,990 shares issued and outstanding as at March 31, 2023 and September 30, 2022	67,050	62,050
Additional paid-in capital	588,867	393,867
Accumulated deficit	(1,296,253)	(1,218,255)
Total Stockholders’ Deficit	(640,336)	(762,338)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$156,453	$8,829

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For three months ended		For six months ended
	March 31,	March 31,	March 31,	March 31,
	2023	2022	2023	2022
Revenue	$	$	$-	$-

Operating Expenses:
General and administrative expenses	51,648	54,491	79,833	130,695
Total operating expenses	51,648	54,491	79,833	130,695

Loss from operations	(51,648)	(54,491)	(79,833)	(130,695)

Other income
Interest income	1,080	-	1,080	-
Miscellaneous income	445	-	445	-
Rental income	310	-	310	-
Total other income	1,835	-	1,835	-

Loss from operation before income taxes	(49,813)	(54,491)	(77,998)	(130,695)

Income tax expenses	-	-	-	-

Net Loss	$(49,813)	(54,491)	$(77,998)	$(130,695)
Basic Net loss per share	$0.00	(0.00)	$0.00	$(0.00)
Diluted Net loss per share	$0.00	(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding	67,049,990	62,049,990	67,049,990	62,049,990

Diluted weighted average number of common shares outstanding	67,049,990	62,049,990	67,049,990	62,049,990

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2022	62,049,990	$62,050	$393,867	$(1,218,255)	$(762,338)
Issuance of common stock	5,000,000	5,000	195,000	-	200,000
Net loss	-	-	-	(28,185)	(28,185)
Balance at December 31, 2022	67,049,990	67,050	588,867	(1,246,440)	(590,523)
Net loss	-	-	-	(49,813)	(49,813)
Balance at March 31, 2023	67,049,990	$67,050	$588,867	$(1,296,253)	$(640,336)

Balance at September 30, 2021	62,049,990	$62,050	$393,867	$(1,110,050)	$(654,133)
Net loss	-	-	-	(76,204)	(76,204)
Balance at December 31, 2021	62,049,990	62,050	393,867	(1,186,254)	(730,337)
Net loss	-	-	-	(54,491)	(54,491)
Balance at March 31, 2022	62,049,990	$62,050	$393,867	$(1,240,745)	$(784,828)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For six months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,998)	$(130,695)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of fixed assets	-	1,869
Changes in operating assets and liabilities:
Deposits	(2,218)	-
Accounts payable and accrued expenses	19,622	66,100
Accounts payable - related parties	6,000	12,000
Net cash used in operating activities	(54,594)	(50,726)

CASH FLOWS FROM INVESTING ACTIVITY:
Investment in mutual funds	$(2,665)	-
Net cash used in investing activity	(2,665)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	$200,000	$-
Net cash generated from financing activity	200,000	-

Net increase/(decrease) in cash and cash equivalents	142,741	(50,726)
Cash and cash equivalents at beginning of the period	8,829	80,878
Cash and cash equivalents at end of the period	$151,570	$30,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

In the future, the company also plans to develop intelligent agricultural production projects in North America.

 NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,296,253 as of March 31, 2023. There is no guarantee that Company will generate revenue and net income in the future. Since a trial order on December 28, 2022, shows that the company has moved from no revenue to a functioning business model.

At March 31, 2023, the Company had a working capital deficiency of $643,001. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of March 31, 2023 and September 30, 2022, cash equivalents amounted to $151,170 and $8,829, respectively.

Fixed Assets

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related capitalized assets.

Short-term Investments

The Company’s short-term investments purchased from bank. The banks invest the Company’s fund in certain financial instruments including mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their short-term maturities. The interest earned is recognized in the consolidated statements of operations over the contractual term of these investments.

The Company had short-term investments of $2,665 and $Nil as of March 31, 2023 and September 30, 2022, respectively. The Company recorded interest income of $1,080 and $Nil for the six months ended March 31, 2023 and 2022, respectively.

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

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company will evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of March 31, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 4. FIXED ASSETS

Fixed assets consisted of the following:

	March 31, 2023	September 30, 2022

Office furniture	$5,536	$5,536
	5,536	5,536
Less: Accumulated depreciation	(5,536)	(5,536)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2023 and 2022 were $Nil and $Nil, respectively.

NOTE 5. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On March 31, 2023 and September 30, 2022, accounts payable to related party of $22,000 and $16,000, respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. ("Zenox Enterprises") on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company's former CFO. The amounts which were unsecured, non-interest bearing with no specific repayment terms.

(ii) Amounts due to related parties:

As of March 31, 2023 and September 30, 2022, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

NOTE 6. STOCKHOLDERS’ EQUITY

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

As of March 31, 2023, the Company had 67,049,990 shares of common stock issued and outstanding.

NOTE 7 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for six months ended March 31, 2023 and 2022 to the Company’s effective tax rate is as follows:

	Six Months Ended
	March 31,
	2023	2022
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(16,380)	$(27,446)
Change in valuation allowance	16,380	27,446
Income tax expense	$-	$-

NOTE 8. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

On April 13, 2023, the Company issued 30,000 shares of its common stock, par value $0.001 per share to Mr. Youyang (John) Cheng, the director.

On April 13, 2023, the Company issued 30,000 shares of its common stock, par value $0.001 per share to Mr. Jian Hua James Shu, the director.

On April 13, 2023, the Company issued 30,000 shares of its common stock, par value $0.001 per share to Mr. Weiwei (Ricky) Jiang, the director.

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

Results of Operations

During the six months ended March 31, 2023 and 2022, we generated revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $77,998 and $130,695, respectively. Our general and administrative expenses consisted of mainly professional fees for the six months ended March 31, 2023 and 2022, respectively.

Our total assets as of March 31, 2023 were $156,453.

As of March 31, 2023, the Company had 67,049,990 shares of common stock issued and outstanding.

As of March 31, 2023 and September 30, 2022, there are a total of $579,000 and $579,000 in amounts respectively, due to related parties and shareholders were interest free, unsecured and payable on demand.

Based on our current operating plan, we may need to obtain additional financing to operate our business. Additional financing, whether through public or private equity or debt financing, or if available.

Liquidity and Capital Resources

The Company had a negative operating cash flow of $54,594 for the six months ended March 31, 2023, and a negative operating cash flow of $50,726 for the six months ended March 31, 2022. Such increase was primarily due to increase in general and administrative expenses in six months ended March 31, 2023 and 2022.

The net cash generated from financing activity resulted from the proceeds from capital raising amounting to $200,000.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of an asset and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations currently provide cash flow. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of March 31, 2023, we had $151,570 in cash. The working capital deficits were $643,001 and $762,338 for the six months ended March 31, 2023, and September 30, 2022, respectively. These factors raise confidence about our ability to continue as a going concern as discussed in the footnotes to our financial statements. The Company will be able to conduct its planned operations as we plan to obtain financing in the near term to meet the needs of our on-going operations, generate future revenue from operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In order to implement its business plan, management’s plan includes raising capital by equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If we issue equity or equity equivalents to raise additional funds, our existing stockholders will experience substantial dilution and the new holders of securities may have rights, preferences and privileges senior to those of our existing stockholders. Management also cannot provide any assurance that unforeseen circumstances will not increase the need for the Company to raise additional capital on an immediate basis. There can be no assurance that we will be able to continue to raise funds if at all, or on terms acceptable to the Company in which case the Company may be unable to continue its operations or to meet its obligations. If adequate capital is not available when needed, we will be required to significantly modify our business model or cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2023 due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2023:

1).	We do not have an Audit Committee — While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2).	We lack internal accounting personnel who possesses U.S GAAP knowledge and working experience.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2023, our company’s internal control over financial reporting was not effective for the reasons set forth above. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

Except for the matter described above, there were no changes in our internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see the “Legal Proceedings” in the current report on Form 8-K filed on January 26, 2021, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended March 31, 2023.

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

Summit Networks Inc.

Date: May 15, 2023	By:	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
(Principal Executive Officer)