Form 10-Q/A
period 2020-01-31
Summit Networks Inc.
filed 2023-05-16
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX MONTHS PERIOD ENDED JANUARY 31, 2020

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE: This Amendment is being filed to correct an error that occurred on the cover page of the original filing.  There are no other corrections in the document.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

** Previously Filed on Form 10-Q on March 23, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Date: May16, 2023	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
Principal Executive Officer