Form 10-Q/A
period 2020-04-30
Summit Networks Inc.
filed 2023-05-16
CIK 1619096

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

** Previously Filed on Form 10-Q on June 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.

Date: May 16, 2023	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
Principal Executive Officer