Form 10-K/A
period 2020-07-31
Summit Networks Inc.
filed 2023-05-16
CIK 1619096

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

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

EXHIBIT INDEX

3.1**	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3 to Form DEF 14C, filed with the Commission on June 18, 2019.

3.2**	Bylaws, incorporated herein by reference to Exhibit 3.2 to Form S-1, filed with the Commission on October 1, 2014

10.1**	Share Purchase Agreement, dated March 31, 2019, between the Company and Hang Dennis Cheung, incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on April 11, 2019

10.2**

Share Exchange Agreement, dated April 9, 2019, among the Company, MoralArrival Environmental and Blockchain Technology Services Limited and Shuhua Liu, incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Commission on April 11, 2019

10.3**	Mutual Rescission Agreement, dated November 11, 2020, among the Company, Goodwill Motion Enterprises, Inc. and Shuhua Liu

10.4**	Loan Agreement, dated June 15, 2020, among the Company, Shuhua Liu and Chiu Kin Wong

10.5**	Loan Agreement, dated June 15, 2020, between the Company and Shuhua Liu

10.6**	Loan Agreement, dated June 15, 2020, between the Company and Chiu Kin Wong

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

**	Previously Filed on Form 10-K on November 13, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Networks Inc.

Date: May 16, 2023	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
Principal Executive Officer