Form 10-Q/A
period 2020-10-31
Summit Networks Inc.
filed 2023-05-16
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

(Former name, former address, and former fiscal year, if changed since last report)

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

** Previously Filed on Form 10-Q on December 15, 2020

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Summit Networks Inc.
Registrant

Date: May 16, 2023	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
Principal Executive Officer