Form 10-K
period 2023-09-30
Summit Networks Inc.
filed 2023-12-22
CIK 1619096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to _____________________

Commission File No. 333-199108

Summit Networks, Inc. (Exact name of registrant as specified in its charter)

Nevada	35-2511257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010-8888 Odlin Cresent, Richmond, BC Canada	V6X 3Z8
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (604) 232-3968

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common voting stock held by non-affiliates of the Registrant as of the last business day for the Registrants most recently completed third fiscal quarter was approximately $7,341,000.

As of September 30, 2023, there were 67,139,990 shares of common stock, par value $0.001 per share issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Report"), including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to establish our business globally and implement our business plan;
●	The ability to promote our products and services that we expect to market;
●	our ability to retain key employees;
●	our ability to continue as a going concern;
●	our future financing plans and ability
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance (including, without limitation, the changes resulting from the global novel coronavirus outbreak of 2019-2021 in China and around the world).

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

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

On November 30, 2022, the Company signed a general agreement of cooperation with Future Era Tech Inc (hereinafter referred to as "FET"). In October 2023, SNTW and FET agreed to establish a new business model in the daily consumer goods segment, to organize suppliers to set up downstream companies and stores and direct supply chain to consumers, i.e. S2B2C. At present, we have completed our analysis of this model and a detailed business plan is being prepared. Management anticipates that the new business model will be funded through our next round of financing, if any.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at #3010-8888 Odlin Cresent, Richmond, British Columbia, Canada V6X 3Z8.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on OTCQB operated by the OTC Markets under the symbol "SNTW." The OTCQB application was approved on 31st Aug 2023. There has been very limited trading in our shares of common stock to date. We plan to work to create an active market in our shares.

As of September 30, 2023, there were 67,139,990 shares of common stock issued and outstanding and held by a total of 53 shareholders of record.

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

Results of Operations

During the year ended September 30, 2022, we generated no revenues. We generated $182,140 in passive revenues during the period ending September 30, 2023. Our operating expenses for the same periods were comprised of general and administrative expenses of $165,362 and $108,205, respectively, resulting in net income of $23,778 for the year ended September 30, 2023 compared to a net loss of $108,205 for the year ended September 30, 2022. Our general and administrative expenses consisted of mainly professional fees for the year ended September 30, 2023, and the year ended September 30, 2022. The increase of general and administrative expenses was mainly due to the increase of salaries and wages, rent, and professional fees.

Our total assets as of September 30, 2023 were $179,828.

As of September 30, 2023, the Company had 67,139,990 shares of common stock issued and outstanding.

As of September 30, 2023 and 2022, there were total debts of $679,000 and $579,000 respectively, due to related parties. These debts are interest free, unsecured and payable on demand.

Liquidity and Capital Resources

As for the year ended September 30, 2023 and 2022, the Company had a negative cash flow of $59,305 and $72,049, respectively. The Company's principal sources and uses of funds were as follows:

For the year ended September 30, 2023, the Company used $59,305 in cash for operations as compared to $72,049 for the year ended September 30, 2022, respectively.  Such decrease was primarily due to lower net loss in year ended September 30, 2023. The net cash provided by financing activities for the year ended September 30, 2023 was $200,090, as compared to zero for the year ended September 30, 2022. Such increase was a result of capital raised from the issuance of common shares.

The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. As of September 30, 2023, we had $149,614 in cash and the outstanding liabilities were $702,847. As of September 30, 2022 we had cash of $8,829 and there were outstanding liabilities of $771,167. Stockholders deficits were $538,470 and $762,338, for September 30, 2023 and 2022, respectively. These factors raise concerns about our ability to continue as a going concern, as discussed in the footnotes to our financial statements. However, the company’s management team has established a new plan for financing the Company’s operations in the short run, consisting of financial support by our current shareholders and management.  The Company is currently working with other entities to develop a new business plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Summit Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Networks Inc (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years ended September 30, 2023 and 2022, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and the results of its operations and its cash flows for the two years ended September 30, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a going concern

As discussed in Note 2 to the financial statements the accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. The Company had limited operations during the period from July 8, 2014 (date of inception) to September 30, 2023 resulting in accumulated deficit of $1,194,477 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future. At September 30, 2023, the Company had a working capital deficiency of $538,470. The cash used in operating activities were $59,305. These factors, among others, raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

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

Singapore

December 22, 2023

PCAOB ID No: 6783

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	September 30,
	2023	2022
ASSETS
Current Assets:
Cash & cash equivalents	$149,614	$8,829
Deposits	12,545	-
Prepayments	2,218	-
Total Current Assets	164,377	8,829

Non-Current Asset:
Fixed assets, net	-	-
Total Non-Current Asset	-	-

TOTAL ASSETS	$164,377	$8,829

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$123,847	$176,167
Accounts payable - related parties	-	16,000
Due to related parties	579,000	579,000
Total Current Liabilities	702,847	771,167

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 67,139,990 and 62,049,990 issued and outstanding as of September 30,2023 and 2022, respectively.	67,140	62,050
Additional paid-in capital	588,867	393,867
Accumulated deficit	(1,194,477)	(1,218,255)
Total Stockholders’ Deficit	(538,470)	(762,338)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$164,377	$8,829

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For years ended,
	September 30,
	2023	2022
Revenue	$-	$-
Other Income:
Rental income	1,250	-
Interest income	1,900	-
Miscellaneous income	3,324	-
Gain on debt forgiveness	182,666	-
Total Other income:	$189,140	-
Operating Expenses:
General and administrative expenses	165,362	108,205
Loss from operations	(165,362)	(108,205)
Net Income (Loss)	$23,778	$(108,205)

Basic Net Income (loss) per share	$0.00	$(0.00)
Diluted Net Income (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding	67,139,990	62,049,990

Diluted weighted average number of common shares outstanding	67,139,990	62,049,990

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Audited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2021	62,049,990	$62,050	393,867	$(1,110,050)	$(654,133)
Net loss	-	-	-	(108,205)	(108,205)
Balance, September 30, 2022	62,049,990	$62,050	393,867	$(1,218,255)	$(762,338)
Issuance of new shares	5,090,000	5,090	195,000	-	200,090
Net income	-	-	-	23,778	23,778
Balance, September 30, 2023	67,139,990	$67,140	588,867	$(1,194,477)	$(538,470)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For years ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$23,778	$(108,205)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	-	3,322
Gain on debt forgiveness	(182,666)	-
Changes in operating assets and liabilities:
Deposits	(12,545)	-
Prepayments	(2,218)	-
Accounts payable and accrued expenses	114,346	32,834
Net cash used in operating activities	(59,305)	(72,049)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceed from share issuance	$200,090	$-
Net cash generated from financing activity	200,090	-

Net increase/(decrease) in cash and cash equivalents	140,785	(72,049)
Cash and cash equivalents at beginning of year	8,829	80,878
Cash and cash equivalents at end of year	$149,614	$8,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

On November 30, 2022, the Company and Future Era Tech (“FET”) signed a master agreement for cooperation. FET purchased 5,000,000 shares for $0.04 and acquired the independent management rights and management rights of the company's subsidiary, SUMNET. FET mainly operates clean energy methanol flameless boilers, as well as the research and development and sales of automated production lines. By December 29, the $200,000 investment had been fully credited to the transaction. The first trial order has also been executed by December 29, 2022.

On April 13, 2023, the Company issued 90,000 shares of its common stock, par value $0.001 per share equitably allocated to Mr. Youyang (John) Cheng, the director, Mr. Jian Hua James Shu, the director and Mr. Weiwei (Ricky) Jiang, the director.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to September 30, 2023, resulting in accumulated deficit of $1,194,477 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future.

At September 30, 2023, the Company had a working capital deficiency of $538,470. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of September 30, 2023 and 2022, cash equivalents amounted to $149,614 and $8,829 respectively.

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

Fair Value

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of September 30, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

On March 29, 2021, due to changes of the Company's business plan, the board of directors and a majority shareholder of the Company approved the termination of the VIE Agreements with Hengshui Jingzhen. On the same date, Beijing ALW, Hengshui Jingzhen, and Hengshui Jingzhen's shareholders entered into a Termination Agreement to terminate all existing VIE Agreements signed on January 20, 2021. Pursuant to the Termination Agreement, all of the rights and obligations under the existing VIE Agreements were terminated and the Company had no control of Hengshui Jingzhen. Currently, two wholly-owned BVI subsidiaries, Smith Barney, Green Energy and Beijing ALW were terminated. Therefore, In order to avoid unforeseen risk, we ceased our waste disposal and pollution treatment business in China.

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following:

	September 30, 2023	September 30, 2022
Office furniture	$5,536	$5,536
	5,536	5,536
Less: Accumulated depreciation	(5,536)	(5,536)
Fixed assets, net	-	-

Depreciation expense for the year ended September 30, 2023 and 2022 were Nil and Nil, respectively.

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On September 30, 2023 and 2022, accounts payable to related party of $Nil and $16,000, respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. ("Zenox Enterprises") on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company's former CFO. The amounts which were unsecured, non-interest bearing with no specific repayment terms.

(ii) Amounts due to related parties:

As of September 30, 2023 and 2022, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

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

On November 30, 2022, the Company and Future Era Tech (“FET”) signed a master agreement for cooperation. FET purchased 5,000,000 shares for $0.04 and acquired the independent management rights and management rights of the company's subsidiary, SUMNET. FET mainly operates clean energy methanol flameless boilers, as well as the research and development and sales of automated production lines. By December 29, the $200,000 investment had been fully credited to the transaction. The first trial order has also been executed by December 29, 2022.

On April 13, 2023, the Company issued 90,000 shares of its common stock, par value $0.001 per share equitably allocated to Mr. Youyang (John) Cheng, the director, Mr. Jian Hua James Shu, the director and Mr. Weiwei (Ricky) Jiang, the director.

As of September 30, 2023, the Company had 67,139,990 shares of common stock issued and outstanding.

NOTE 8. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended September 30, 2023, September 30, 2022 to the Company's effective tax rate is as follows:

	September 30, 2023	September 30, 2022
US statutory rate	21%	21%
Income tax expenses/(benefit) at statutory rate	$4,993	$(22,723)
Change in valuation allowance	(4,993)	22,723
Income tax expense	$-	$-

NOTE 9. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

On October 18, 2023, the Company issued 666,667 shares of its common stock, par value $0.15 per share equitably allocated to Ms. Chao Xia Huang.

On November 30, 2022, Summit Networks Inc (hereinafter referred to as "SNTW") and Future Era Tech Inc (hereinafter referred to as “FET”), signed a general agreement of cooperation. In October 2023, SNTW and FET jointly discussed and decided to set up a new business model platform, in the daily consumer goods segment, to organize the suppliers to set up downstream companies and stores and direct supply chain to consumers, i.e. S2B2C models, businesses partner with other companies to reach new customers. At present, the investigation work of this plan has been completed and a detailed business plan is being prepared. As the start-up project needs financial support, this project needs to involve SNTW's next round of financing deployment.

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

Name	Age	Positions	Date First Appointed
Shuhua Liu	49	Chairwoman of the Board, Chief Executive Officer	June 17, 2019
YiYi Huang	35	Chief Financial Officer	May 21,2021
Xian Nan(Delia)	42	Director	March 22, 2023
ZhengYouyang (John)	68	Independent Director	March 22, 2023
Cheng Jianhua (James)	71	Independent Director	March 22, 2023
Shu Weiwei Jiang	32	Independent Director	March 22, 2023

Ms. Liu, age 49, has served as a Director of the Company since June 2019. She has also been serving as the President of Hebei Jingxin Group, a construction company in China, since 2015. Prior to that, Ms. Liu served as the Executive Deputy General Manager of Hebei Jingxin Group from 2010 to 2015. In 2016, Ms. Liu received her Bachelor of Arts degree from National Open University located in China. She received an MBA degree from Business School Netherlands of Tsinghua University of Beijing in 2017.

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

Ms. Zheng, age 42, was employed from 2014 through 2018 as General Manager for Shanghai Timeless International Co., Ltd (“STIT”) in Shanghai, China. STIT is in the business of arranging transportation for freight and cargo. In 2008 Ms. Zheng earned a Master’s degree in Business Administration at Northwestern Polytechnic University, USA, district located in Vancouver, Canada.

Mr. Cheng, Age 68, is a Managing Director of Asia Region for Global Steering System, LLC (“ARGSS’), which is located in Changshu, China. Mr. Cheng has held this position since October 2012. ARGSS is in the business of designing and manufacturing steering systems for various types of vehicles. In 1982, Mr. Cheng earned a bachelor’s degree in Science & Technology from the University of Shanghai, Located in Shanghai, China.

Mr. Shu, Age 71, was employed as a Head of Operations at Cara Operations Limited (“COL”) from May 1990 to June 2016. COL is in the airline services business. In 1985 Mr. Shu earned a degree in industrial Economics Management at Shanghai University of Finance and Economics, located in Shanghai, China.

Mr. Jiang, age 32, is a Manager at Purewest Property Investment Ltd. (“PPI”) located in Vancouver, British Columbia, Canada. He has held this position since September 2022, PPI is in the real estate development business. In 2009, Mr. Jiang earned a Bachelor of Commerce degree at the University of British Columbia.

Director Independence

Our company has three independent directors and all directors are also served as members of the audit committee.

The Board and Committees

Our Company does not have separately designated standing audit, nominating or compensation committees in place. Instead, our Company's entire board of directors has served, and currently serves, in that capacity. This is due to the small number of executive officers involved with the Company and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have limited working capital and limited revenues. Management does not believe that is would be in our best interests at this time to retain independent directors to sit on an audit, nominating or compensation committee. If we are able to generate sufficient revenues in the future, then we will likely seek out and retain independent directors and form an audit committee.

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

Name and Address	Number of Shares Owned	Percentage of Shares Owned(1)
5% Stockholders
Hass Group, Inc. (2)	42,753,504	63.65%
Super Dragon Shipping & Trading Limited	4,328,496	6.45%
Future Era Tech Ltd.	5,000,000	7.45%
Directors and Officers:
Yi Yi Huang	1,082,834	1.61%
Directors and Officers as a Group	1,082,834	1.61%

(1) Applicable percentage ownership is based on 67,139,990 shares outstanding on September 30, 2023.  There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of September 30, 2023.

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

Advances From related parties

Our Board of Directors is responsible to approve all related parties transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended September 30, 2023 and September 30, 2022 and fees billed for other services during those periods.

During the year ended September 30, 2023, Assentsure's fees for the annual audit of our financial statements and the periodic reviews of the financial statements were $18,500.

	September 30, 2023	September 30, 2022
Audit fees (1)	$18,500	$19,000
Audit-related fees	-	-
Total Fees	$18,500	$19,000

(1) Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended September 30, 2023 and September 30, 2022, respectively.

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

Date: December 22, 2023