Form 10-Q
period 2023-12-31
Summit Networks Inc.
filed 2024-02-09
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended December 31, 2023

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

-i-

(604) 232-3968

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	67,806,657

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2023	2023
ASSETS
Current Assets:
Cash & cash equivalents	$101,812	$149,614
Deposits	12,545	12,545
Prepayments	2,218	2,218
Total Current Assets	116,575	164,377

Non-Current Asset:
Fixed assets, net	-	-
Total Non-Current Asset	-	-

TOTAL ASSETS	$116,575	$164,377

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$27,088	$123,847
Due to related parties	579,000	579,000
Total Current Liabilities	606,088	702,847

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 67,806,657 and 67,139,990 issued and outstanding as of December 31, 2023 and September 30, 2023, respectively.	67,807	67,140
Additional paid-in capital	688,200	588,867
Accumulated deficit	(1,245,520)	(1,194,477)
Total Stockholders’ Deficit	(489,513)	(538,470)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$116,575	$164,377

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended
	December 31,	December 31,
	2023	2022
Revenue	$-	$-
Other Income:
Interest income	1,372	-
Total Other Income	$1,372	$-
Operating Expenses:
General and administrative expenses	52,415	28,185
Loss from operations	(52,415)	(28,185)
Net Loss	$(51,043)	$(28,185)

Basic Net loss per share	$(0.00)	$(0.00)
Diluted Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	67,806,657	67,049,990

Diluted weighted average number of common shares outstanding	67,806,657	67,049,990

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2023	67,139,990	$67,140	$588,867	$(1,194,477)	$(538,470)
Issuance of new shares	666,667	667	99,333	-	100,000
Net loss	-	-	-	(51,043)	(51,043)
Balance, December 31, 2023	67,806,657	$67,807	$688,200	$(1,245,520)	$(489,513)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For three months ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,043)	$(28,185)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,241	15,601
Accounts payable - related parties	-	6,000
Deposit	-	3,285
Net cash used in operating activities	(47,802)	(3,299)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	$-	$200,000
Cash generated from financing activity	-	200,000

Net (decrease)/increase in cash and cash equivalents	(47,802)	196,701
Cash and cash equivalents at beginning of period	149,614	8,829
Cash and cash equivalents at end of period	$101,812	$205,530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for :
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

On November 30, 2022, the Company signed a general agreement of cooperation with Future Era Tech Inc (hereinafter referred to as "FET"). In October 2023, SNTW and FET agreed to establish a new business model in the daily consumer goods segment, to organize suppliers to set up downstream companies and stores and direct supply chain to consumers, i.e. S2B2C. At present, we have completed our analysis of this model and a detailed business plan is being prepared. Management anticipates that the new business model will be funded through our next round of financing, if any deployment.

On April 13, 2023, the Company issued 90,000 shares of its common stock, par value $0.001 per share equitably allocated to Mr. Youyang (John) Cheng, the director, Mr. Jian Hua James Shu, the director and Mr. Weiwei (Ricky) Jiang, the director.

On October 2, 2023, the company issued 666,667 shares of common stock to Mr. Chaoxia Huang, par value $ 0.15 per share for $100,000.05 as the operating capital.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and has not generated any revenue since its inception July 8, 2014 resulting in accumulated deficit of 1,245,520 as of December 31, 2023. There is no guarantee that Company will generate revenue and net income in the future. Since a trial order on December 28, 2022, shows that the company has moved from no revenue to a functioning business model.

On December 31, 2023, the Company had a working capital deficiency of $489,513. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

The Company actively looks for new business opportunities, and its operating expenses are solely paid for by loans from the shareholders.

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

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of December 31, 2023 and September 30, 2023, cash equivalents amounted to $101,812 and $149,614 respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes''. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Fair Value

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company will evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of December 31, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions

Fair Value Measurements

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

NOTE 5. FIXED ASSETS

Fixed assets consisted of the following:

	December 31, 2023	September 30, 2023

Office furniture	$5,536	$5,536
	5,536	5,536
Less: Accumulated depreciation	(5,536)	(5,536)
Property, plant, and equipment, net	$-	$-

Depreciation expenses for the three months ended December 31, 2023 and September 30, 2023 were $Nil and $Nil, respectively.

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Amounts due to related parties:

As of December 31, 2023 and September 30, 2023, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

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

On October 2, 2023, the company issued 666,667 shares of common stock to Mr. Chaoxia Huang, par value $ 0.15 per share for $100,000.05 as the operating capital.

As of December 31, 2023, the Company had 67,806,657 shares of common stock issued and outstanding.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for three months ended December 31, 2023 and 2022 to the Company’s effective tax rate is as follows:

Schedule of reconciliation of income tax benefit
	Three Months Ended
	December 31,
	2023	2022
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(10,719)	$(5,919)
Change in valuation allowance	10,719	5,919
Income tax expense	$-	$-

NOTE 9. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to December 31, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

On November 30, 2022, Summit Networks Inc (hereinafter referred to as "SNTW") and Future Era Tech Inc (hereinafter referred to as "FET"), signed a general agreement of cooperation. In October 2023, SNTW and FET jointly discussed and decided to set up a new business model platform, in the daily consumer goods segment, to organize the suppliers to set up downstream companies and stores and direct supply chain to consumers, i.e. S2B2C models, businesses partner with other companies to reach new customers. At present, the investigation work of this plan has been completed and a detailed business plan is being prepared. As the start-up project needs financial support, SNTW’s next round of financing is already being deployed.

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

Results of Operations

During the three-month period ended December 31, 2023 and 2022, we generated no revenues. Our operating expenses for the same periods were general and administrative expenses of $52,415 and $28,185, respectively. Our general and administrative expenses consisted of mainly professional fees for the year ended December 31, 2023 and the three months ended December 31,2022. The increase of general and administrative expenses was mainly due to the increase of salaries and wages, rent, and professional fees.

Our total assets as of December 31, 2023 were $116,575.

As of December 31, 2023, the Company had 67,806,657 shares of common stock issued and outstanding.

As of December 31, 2023 and September 30, 2023, there are a total of $579,000 and $579,000 in amounts respectively, due to related parties and shareholders were interest free, unsecured and payable on demand.

Based on our current operating plan, we may need to obtain additional financing to operate our business. Additional financing, whether through public or private equity or debt financing, or if available.

Liquidity and Capital Resources

The Company had a negative cash flow of $47,802 for the three months ended December 31, 2023, and a positive cash flow of $196,701 for the three months ended December 31, 2022. Such decrease was primarily due to lower net loss in the year ended December 31, 2023. The net cash provided by the financing activities for the three months ended December 31, 2023 and 2022, was $nil and $200,000 and $nil from related parties.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations currently provide cash flow. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of December 31, 2023, we had $101,812 in cash and cash equivalents. The working capital deficits were $489,513 and $538,470 for the three months ended December 31, 2023 and September 30, 2023, respectively. These factors raise confidence about our ability to continue as a going concern as discussed in the footnotes to our financial statements. However, the company’s management team has established a new plan for financing the Company’s operations in the short run, consisting of financial support by our current shareholders and management. The Company is currently working with other entities to develop a new business plan.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over disclosure controls and procedures were not effective as of December 31, 2023.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023:

-	The Company has inadequate segregation of duties in the preparation of our financial statements.

-	During the period ended December 31, 2023 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of the control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We regularly review our system of internal control over financial reporting to ensure that we maintain an effective internal control environment. If deficiencies appear in our internal controls, management will make changes that address those deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities of the Company during the quarter ended December 31, 2023.

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

Summit Networks Inc.

Date: February 9, 2024	By	/s/ Shuhua Liu
Shuhua Liu
Chief Executive Officer
(Principal Executive Officer)

-16-