Form 10-Q
period 2024-03-31
Summit Networks Inc.
filed 2024-05-14
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

(604) 232-3968

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	68,431,657

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2024 (Unaudited)	2023 (Audited)
ASSETS
Current Assets:
Cash & cash equivalents	$151,475	$149,614
Deposits	5,045	12,545
Prepayments	2,218	2,218
Total Current Assets	158,738	164,377

Non-Current Assets:
Fixed assets, net	-	-
Total Non-Current Assets	-	-

TOTAL ASSETS	$158,738	$164,377

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$31,723	$123,847
Due to related parties	579,000	579,000
Total Current Liabilities	610,723	702,847

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 68,431,657 and 67,139,990 shares issued and outstanding as at March 31, 2024 and September 30, 2023	68,457	67,140
Additional paid-in capital	787,550	588,867
Accumulated deficit	(1,307,992	(1,194,477
Total Stockholders’ Deficit	(451,985	(538,470
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$158,738	$164,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended		For six months ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative expenses	62,870	51,648	115,285	79,833
Total operating expenses	62,870	51,648	115,285	79,833

Loss from operations	(62,870)	(51,648	(115,285)	(79,833

Other income
Interest income	398	1,080	1,770	1,080
Miscellaneous income	-	445	-	445
Rental income	-	310	-	310
Total other income	398	1,835	1,770	1,835

Loss from operation before income taxes	(62,472)	(49,813	(113,515)	(77,998

Income tax expenses	-	-	-	-

Net Loss	$(62,472)	(49,813	$(113,515)	$(77,998
Basic net loss per share	$0.00	(0.00	$0.00	$(0.00
Diluted net loss per share	$0.00	(0.00	$0.00	$(0.00

Weighted average number of common shares outstanding	68,431,657	67,049,990	68,431,657	67,049,990

Diluted weighted average number of common shares outstanding	68,431,657	67,049,990	68,431,657	67,049,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2023	67,139,990	$67,140	$588,867	$(1,194,477)	$(538,470
Issuance of common stock	666,667	667	99,333	-	100,000
Net loss	-	-	-	(51,043)	(51,043
Balance at December 31, 2023	67,806,657	67,807	688,200	(1,245,520)	(489,513
Issuance of common stock	625,000	650	99,350	-	100,000
Net loss	-	-	-	(62,472)	(62,472
Balance at March 31, 2024	68,431,657	$68,457	$787,550	$(1,307,992)	$(451,985

Balance at September 30, 2022	62,049,990	$62,050	$393,867	$(1,218,255)	$(762,338
Issuance of common stock	5,000,000	5,000	195,000	-	200,000
Net loss	-	-	-	(28,185)	(28,185
Balance at December 31, 2022	67,049,990	67,050	588,867	(1,246,440)	(590,523
Net loss	-	-	-	(49,813)	(49,813
Balance at March 31, 2023	67,049,990	$67,050	$588,867	$(1,296,253)	$(640,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For six months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,515)	$(77,998)
Changes in operating assets and liabilities:
Deposits	-	(2,218)
Prepayments	7,500	-
Accounts payable and accrued expenses	(92,124)	19,622
Accounts payable - related parties	-	6,000
Net cash used in operating activities	(198,139)	(54,594)

CASH FLOWS FROM INVESTING ACTIVITY:
Investment in mutual funds	$-	(2,665)
Net cash used in investing activity	-	(2,665)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	$200,000	$200,000
Net cash generated from financing activity	200,000	200,000

Net increase in cash and cash equivalents	1,861	142,741
Cash and cash equivalents at beginning of the period	149,614	8,829
Cash and cash equivalents at end of the period	$151,475	$151,570

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

On October 2, 2023, the company issued 666,667 shares of common stock to Mrs. Chaoxia Huang, par value $ 0.15 per share for $100,000.05 as the operating capital.

On March 27, 2024, the company issued 625,000 shares of common stock to Mrs. Chaoying Huang, for $100,000 as the operating capital.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,307,992 as of March 31, 2024. There is no guarantee that Company will generate revenue and net income in the future. Since a trial order on December 28, 2022, shows that the company has moved from no revenue to a functioning business model.

At March 31, 2024, the Company had a working capital deficiency of $451,985. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due.

The Company actively looks for new business opportunities, and its operating expenses are solely relied on loans from the shareholders.

As a result of active investors’ participation, the Company's working capital shortfall for the period ending March 31, 2024 no longer exists.

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

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of March 31, 2024 and September 30, 2023, cash equivalents amounted to $151,475 and $149,614, respectively.

Fixed Assets, net

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

Fair Value

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company will evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of March 31, 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions

Fair Value Measurements

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

NOTE 5. FIXED ASSETS, NET

Fixed assets consisted of the following:

	March 31, 2024	September 30, 2023

Office furniture	$5,536	$5,536
	5,536	5,536
Less: Accumulated depreciation	(5,536)	(5,536)
Property, plant, and equipment, net	$-	$-

Depreciation expense for the three months ended March 31, 2024 and 30 September 2023 were $Nil and $Nil, respectively.

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Amounts due to related parties:

As of March 31, 2024 and September 30, 2023, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

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

On October 2, 2023, the company issued 666,667 shares of common stock to Mrs. Chaoxia Huang, par value $ 0.15 per share for $100,000.05 as the operating capital.

On March 27, 2024, the company issued 625,000 shares of common stock to Mrs. Chaoying Huang, par value $ 0.16 per share for $100,000 as the operating capital.

As of March 31, 2024, the Company had 68,431,657 shares of common stock issued and outstanding.

NOTE 8 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for six months ended March 31, 2024 and 2023 to the Company’s effective tax rate is as follows:

	Six Months Ended
	March 31,
	2024	2023
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(23,838)	$(16,380)
Change in valuation allowance	23,838	16,380
Income tax expense	$-	$-

NOTE 9. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2024 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

On April 8, 2024, Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada, (“Mega”). Mega has more than thirty (30) years of experience in the business of designing, manufacturing, and installing wood products, including cabinets and the construction of houses. Under the terms of the stock purchase agreement, SNTW will acquire all the outstanding common stock of Mega and Mega will become a wholly owned subsidiary of SNTW. The shareholders of Mega will receive 20,000,000 shares of the common stock of SNTW. The transaction has been approved by the Board of Directors of SNTW, subject to certain contingencies.  In addition, the final closing will be subject to completion following all necessary due diligence issues and regulatory approvals. At present, a detailed business plan is being prepared. As the start-up project needs financial support, SNTW’s next round of financing is already being deployed.

On April 10, 2024, Ms. Shuhua Liu resigned as CEO of Summit Networks Inc. (the “Company”). The board of directors (the “Board”) appointed the following individuals of the Company:  Mr. Stephen Kok Koon Tan ("Mr. Tan") as the new CEO as well as a Director; and Xian Nan Zheng as Board Secretary ("Ms. Zheng") and she will remain as a Director. At this time, the Company and these individuals have not entered into any arrangement regarding the payment of compensation for acting as an officer or a director of the Company.

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

Results of Operations

During the six months ended March 31, 2024 and 2023, we generated no revenues. Our operating expenses for the same periods were comprised of general and administrative expenses of $115,285 and $79,833, respectively. Our general and administrative expenses consisted of mainly professional fees for the six months ended March 31, 2024 and 2023, respectively. The increase in general and administrative expenses was mainly due to the increase of salaries, rent and professional fees.

Our total assets as of March 31, 2024 were $158,738.

As of March 31, 2024, the Company had 68,431,657 shares of common stock issued and outstanding.

As of March 31, 2024 and September 30, 2023, there are a total of $579,000 and $579,000 in amounts respectively, due to related parties and shareholders were interest free, unsecured and payable on demand.

Based on our current operating plan, we may need to obtain additional financing to operate our business. Additional financing, whether through public or private equity or debt financing, or if available.

Liquidity and Capital Resources

The Company had a negative operating cash flow of $198,139 for the six months ended March 31, 2024, and a negative operating cash flow of $54,594 for the six months ended March 31, 2023. Such increase was primarily due to increase in general and administrative expenses in six months ended March 31, 2024 and 2023.

The net cash generated from financing activity resulted from the proceeds from capital raising amounting to $200,000.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of an asset and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations currently provide cash flow. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of March 31, 2024 we had $151,475 in cash. The working capital deficits were $451,985 and $538,470 for the six months ended March 31, 2024, and September 30, 2023, respectively. These factors raise confidence about our ability to continue as a going concern as discussed in the footnotes to our financial statements.

However, the company’s management team has established a new plan for financing the company’s operations in the short run, consisting of financial support from our current shareholders and management. The company is currently working on developing a new business plan.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over disclosure controls and procedures were not effective as of March 31, 2024.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2024, due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2024:

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2024:

-	The Company has inadequate segregation of duties in the preparation of our financial statements.

-	During the period ended March 31, 2024 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Our management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2024, our company’s internal control over financial reporting was not effective for the reasons set forth above. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously reported on March 27, 2024, the Company issued 625,000 shares of common stock to Ms. Chaoying Huang for $100,000.  The shares were issued in a private placement, in accordance with applicable laws and rules.

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

Summit Networks Inc.

Date: May 14, 2024	By:	/s/ Stephen Kok Koon Tan
(Principal Executive Officer)

-17-