Form 10-Q
period 2024-06-30
Summit Networks Inc.
filed 2024-08-19
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	88,631,657

-i-

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2024 (Unaudited)	2023 (Audited)
ASSETS
Current Assets:
Cash & cash equivalents	$104,331	$149,614
Inventories	6,049	-
Prepayments	16,895	12,545
Deposits	2,218	2,218
Total Current Assets	129,493	164,377

Non-Current Assets:
Plant and equipment, net	37,486	-
Goodwill	2,635,399	-
Total Non-Current Assets	2,672,885	-

TOTAL ASSETS	$2,802,378	$164,377

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$37,964	$123,847
Due to related parties	681,236	579,000
Total Current Liabilities	719,200	702,847

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 88,631,657 and 67,139,990 shares issued and outstanding as at June 30, 2024 and September 30, 2023	88,657	67,140
Additional paid-in capital	3,393,350	588,867
Accumulated deficit	(1,398,829)	(1,194,477)
Total Stockholders’ Deficit	(2,083,178)	(538,470)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$2,802,378	$164,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended		For nine months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenue	$73,851	$-	$73,851	$-
Cost of sales	45,710	-	45,710	-
Gross profit	28,141	-	28,141	-

Operating Expenses:
General and administrative expenses	119,108	47,848	234,393	127,681
Total operating expenses	119,108	47,848	234,393	127,681

Loss from operations	(90,967)	(47,848)	(206,252)	(127,681)

Other income
Interest income	130	825	1,900	1,905
Miscellaneous income	-	34	-	479
Rental income	-	469	-	779
Total other income	130	1,328	1,900	3,163

Loss from operation before income taxes	(90,837)	(46,520)	(204,352)	(124,518)

Income tax expenses	-	-	-	-

Net Loss	$(90,837)	(46,520)	$(204,352)	$(124,518)
Basic net loss per share	$0.00	(0.00)	$0.00	$(0.00)
Diluted net loss per share	$0.00	(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding	88,631,657	67,139,990	88,631,657	67,139,990

Diluted weighted average number of common shares outstanding	88,631,657	67,139,990	88,631,657	67,139,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2023	67,139,990	$67,140	$588,867	$(1,194,477)	$(538,470)
Issuance of common stock	666,667	667	99,333	-	100,000
Net loss	-	-	-	(51,043)	(51,043)
Balance at December 31, 2023	67,806,657	67,807	688,200	(1,245,520)	(489,513)
Issuance of common stock	625,000	650	99,350	-	100,000
Net loss	-	-	-	(62,472)	(62,472)
Balance at March 31, 2024	68,431,657	$68,457	$787,550	$(1,307,992)	$(451,985)
Issuance of common stock	20,200,000	20,200	2,605,800		2,626,000
Net loss	-	-	-	(90,837)	(90,837)
Balance at June 30, 2024	88,631,657	$88,657	$3,393,350	$(1,398,829)	$(2,083,178)

Balance at September 30, 2022	62,049,990	$62,050	$393,867	$(1,218,255)	$(762,338)
Issuance of common stock	5,000,000	5,000	195,000	-	200,000
Net loss	-	-	-	(28,185)	(28,185)
Balance at December 31, 2022	67,049,990	67,050	588,867	(1,246,440)	(590,523)
Net loss	-	-	-	(49,813)	(49,813)
Balance at March 31, 2023	67,049,990	$67,050	$588,867	$(1,296,253)	$(640,336)
Issuance of common stock	90,000	90	-	-	90
Net loss	-	-	-	(46,520)	(46,520)
Balance at June 30, 2023	67,139,990	$67,140	$588,867	$(1,342,773)	$(686,766)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For nine months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,352)	$(124,518)
Adjustments for:
Depreciation expense	3,004
Stock-based compensation	26,000
Changes in operating assets and liabilities:
Deposits	-	(2,218)
Inventory	(6,049)	-
Prepayments	(4,350)	(45)
Accounts payable and accrued expenses	(85,883)	20,924
Accounts payable - related parties	102,236	6,000
Net cash used in operating activities	(169,394)	(99,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mutual funds	$-	(3,948)
Acquisition of subsidiary	(2,635,399)
Purchase of plant and equipment	(40,490)	-
Net cash used in investing activities	(2,675,889)	(3,948)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	$2,800,000	$200,090
Net cash generated from financing activity	2,800,000	200,090

Net (decrease)/increase in cash and cash equivalents	(45,283)	96,285
Cash and cash equivalents at beginning of the period	149,614	8,829
Cash and cash equivalents at end of the period	$104,331	$105,114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities Acquisition by issuing common stock	$2,600,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

On April 8, 2024 Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of 1103001 B.C. Ltd., dba St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada , (“Mega”).  The transaction was consummated on May 31, 2024 and SNTW acquired all the outstanding common stock of Mega. Due to this transaction, Mega has become a wholly owned subsidiary of SNTW.  The shareholders of Mega received 20,000,000 shares of the common stock of SNTW.

On April 9, 2024, the Company issued 200,000 shares of common stock to Ms. Luo Qun. The fair value of 200,000 shares was determined to be $26,000 and was recognized as stock-based compensation.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,398,829 as of June 30, 2024. There is no guarantee that Company will generate revenue and net income in the future. Since a trial order on December 28, 2022, shows that the company has moved from no revenue to a functioning business model.

At June 30, 2024, the Company had a working capital deficiency of $589,707. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of June 30, 2024 and September 30, 2023, cash equivalents amounted to $104,331 and $149,614, respectively.

Revenue recognition

The Company derives revenue from the provision of design, manufacture, and installation of wooden products, including cabinets and the construction of houses. Revenue is measured at the expected amount to be received in consideration for these services.

Inventories

Inventories consist of construction materials, and are measured at the lower of cost and market value. As of June 30, 2024 and September 30, 2023, inventories amounted to $6,049 and $nil, respectively.

Plant and equipment, net

Plant and equipment are recorded at cost. Office furniture and equipment, vehicle, and computer are amortized on a declining balance basis at a rate of 20%, 30%, and 55% respectively. Leasehold improvements are amortized using the straight-line method over the duration of the lease.

Fixed Assets, net

Property, plant and equipment are recorded at cost. Office furniture and equipment, vehicle, and computer are amortized on a declining balance basis at a rate of 20%, 30%, and 55% respectively. Leasehold improvements are amortized using the straight-line method over the duration of the lease.

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

Fair Value

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company will evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of June 30, 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions

Fair Value Measurements

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

NOTE 5. FIXED ASSETS, NET

Plant and equipment assets consisted of the following:

	June 30, 2024	September 30, 2023
Leasehold improvements	$45,365	$5,536
Office furniture and equipment	125,689	-
Vehicle	5,293	-
Computer	2,813	-
Total fixed assets , at cost	179,160	5,536
Less: Accumulated depreciation	(141,674)	(5,536)
Plant and equipment, net	$37,486	$-

Depreciation expense for the three months ended June 30, 2024 and September 30, 2023 were $3,004 and $Nil, respectively.

NOTE 6. INVENTORIES

Inventories consisted of the following:

	June 30, 2024	September 30, 2023
Construction materials	$6,049	$-
Total inventories	$6,049	$-

Inventories are recognized as cost of sales as they are expended in the process of earning revenues.

NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Amounts due to related parties:

As of June 30, 2024 and September 30, 2023, the amounts due to the shareholders of the Company, Shuhua Liu, Chiu Kin Wong, and Stephen Kok Koon Tan, were $681,236 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

NOTE 8. STOCKHOLDERS’ EQUITY

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

On April 8, 2024 Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of 1103001 B.C. Ltd., dba St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada , (“Mega”).  The transaction was consummated on May 31, 2024 and SNTW acquired all the outstanding common stock of Mega. Due to this transaction, Mega has become a wholly owned subsidiary of SNTW.  The shareholders of Mega received 20,000,000 shares of the common stock of SNTW.

On April 9, 2024, the Company issued 200,000 shares of common stock to Ms. Luo Qun. The fair value of 200,000 shares was determined to be $26,000 and was recognized as stock-based compensation.

As of June 30, 2024, the Company had 88,631,657 shares of common stock issued and outstanding.

NOTE 9 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for six months ended June 30, 2024 and 2023 to the Company’s effective tax rate is as follows:

	Nine Months Ended
	June 30,
	2024	2023
US statutory rate	21%	21%
Income tax benefit at statutory rate	$(42,914)	$(26,149)
Change in valuation allowance	42,914	26,149
Income tax expense	$-	$-

NOTE 10. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2024 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

Another SNTW subsidiary, Sumnet (Canada) Inc. is about to launch its ai+ digitization system project, and the first phase of the e-commerce site will soon go live on the Wordpress platform, focusing on selling products in the advertising category.

On July 18, 2024, the Company issued 50,000 shares of its common stock, par value $0.20 per share equitably allocated to Mr. Xuezhi Ma and 30,000 shares of its common stock, par value $0.20 per share equitably to Mrs. He Chen.

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

Results of Operations

During the nine months ended June 30, 2024 and 2023, we generated revenues of $73,581. Our operating expenses for the same periods were comprised of general and administrative expenses of $234,393 and $127,681, respectively. Our general and administrative expenses consisted of mainly professional fees for the nine months ended June 30, 2024 and 2023, respectively. The increase in general and administrative expenses was mainly due to the increase of salaries, rent and professional fees.

Our total assets as of June 30, 2024 were $2,802,378.

As of June 30, 2024, the Company had 88,631,657 shares of common stock issued and outstanding.

As of June 30, 2024 and September 30, 2023, there are a total of $681,236 and $579,000 in amounts respectively, due to related parties and shareholders were interest free, unsecured and payable on demand.

Based on our current operating plan, we may need to obtain additional financing to operate our business. Additional financing, whether through public or private equity or debt financing, or if available.

Liquidity and Capital Resources

The Company had a negative operating cash flow of $45,283 for the nine months ended June 30, 2024, and a positive operating cash flow of $96,285 for the nine months ended June 30, 2023. Such decrease was primarily due to increase in general and administrative expenses in nine months ended June 30, 2024 and 2023.

The net cash generated from financing activity resulted from the proceeds from capital raising amounting to $200,000 and $200,090 for the nine months ended June 30, 2024 and 2023 respectively.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of an asset and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The Company’s operations currently provide cash flow. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of June 30, 2024 we had $104,331 in cash. The working capital deficits were $589,707 and $538,470 for the nine months ended June 30, 2024, and September 30, 2023, respectively. These factors raise confidence about our ability to continue as a going concern as discussed in the footnotes to our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over disclosure controls and procedures were not effective as of June 30, 2024.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2024, due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2024:

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2024:

-	The Company has inadequate segregation of duties in the preparation of our financial statements.

-	During the period ended June 30, 2024 the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Our management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of evaluated the effectiveness of our internal control over financial reporting as of June 30, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2024, our company’s internal control over financial reporting was not effective for the reasons set forth above. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously reported on April 8, 2024, the Company issued 20,000,000 shares of common stock to Mr. Stephan Kok Koon Tan. The shares were issued in a private placement, in accordance with applicable laws and rules.

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

Summit Networks Inc.

Date: August 19, 2024	By:	/s/ Stephen Kok Koon Tan
(Principal Executive Officer)

-13-