Form 10-K
period 2024-09-30
Summit Networks Inc.
filed 2024-12-23
CIK 1619096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the common voting stock held by non-affiliates of the Registrant as of the last business day for the Registrants most recently completed third fiscal quarter was approximately $13,395,460.

As of September 30, 2024, there were 88,711,657 shares of common stock, par value $0.001 per share issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	The ability to provide digital transformation consulting services to small businesses in British Columbia.
●	The ability to promote our products and services that we expect to market;
●	our ability to retain skilled professional employees;
●	our ability to continue as a going concern;
●	our future PRE-IPO financing plans and ability to be profitable.
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance.

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

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

On November 30, 2022, the Company signed a general agreement of cooperation with Future Era Tech Inc (hereinafter referred to as “FET”). In October 2023, SNTW and FET agreed to establish a new business model in the daily consumer goods segment, to organize suppliers to set up downstream companies and stores and direct supply chain to consumers, i.e. S2B2C. At present, we have completed our analysis of this model and a detailed business plan is being prepared. Management anticipates that the new business model will be funded through our next round of financing, if any.

On April 13, 2023, the Company issued 90,000 shares of its common stock, par value $0.001 per share equitably allocated to Mr. Youyang (John) Cheng, the director, Mr. Jian Hua James Shu, the director and Mr. Weiwei (Ricky) Jiang, the director.

On October 2, 2023, the company issued 666,667 shares of common stock to Mrs. Chaoxia Huang, par value $ 0.15 per share for $100,000.05 to be used as operating capital.

On March 27, 2024, the company issued 625,000 shares of common stock to Mrs. Chaoying Huang, for $100,000 to be used as operating capital.

On April 8, 2024 Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of 1103001 B.C. Ltd., dba St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada , (“Mega”). The transaction was consummated on May 31, 2024, and SNTW acquired all the outstanding common stock of Mega. Due to this transaction, Mega became a wholly owned subsidiary of SNTW. The shareholders of Mega received 20,000,000 shares of the common stock of SNTW. Subsequently, on October 11, 2024 the parties agreed to terminate the transaction and they entered into a Reverse Merger Agreement, whereby the Mega transaction was rescinded and all previous actions in support of the transaction were reversed and the transaction was terminated.

On April 9, 2024, the company issued 200,000 shares of common stock to Ms. Luo Qun, par value $0.13 per share in exchange for $26,000 of consulting services.

On July 13, 2024, the company issued 30,000 shares of common stock to Mrs. He Chen at a price of $0.20 per share as consideration for providing IT-related services for a period of two years and 50,000 shares of common stock at a price of $0.20 per share to Mr. Xuezhi Ma for consideration for providing consulting services for a period of two years.

On December 12th, 2024, 20,000,000 shares of our common stock were returned to the Company’s share pool.

Until the expiration of the project contract with FET on December 31, 2024, the Company’s contract with FET will not be renewed as the product specifications do not meet local market requirements.

On October 14th, 2024, the Company’s Board of Directors resolved to approve the senior team’s project plan for year 2025-2026, agreeing on the plan for new entrepreneurial project, consisting of a plan to establish a new team of IT professionals. At this time the incentive plan was also agreed upon.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on OTCQB operated by the OTC Markets under the symbol “SNTW.” The OTCQB application was approved on 31st Aug 2023. There has been very limited trading in our shares of common stock to date. We plan to work to create an active market in our shares.

As of September 30, 2024, there were 88,711,657 shares of common stock issued and outstanding and held by a total of 58 shareholders of record.

Dividends

We have never paid nor declared any dividends on our common stock~~.~~ We plan to retain any future earnings for use in our business. Any decision as to the future payment of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deem relevant.

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

Results of Operations

During the year ended September 30, 2024, we generated $1,900 in passive revenues. We generated $1,900 in passive revenues during the period ending September 30, 2023. Our operating expenses for the same periods were comprised of general and administrative expenses of $230,550 and $165,362, respectively, resulting in a net loss of $216,150 the year ended September 30, 2024 compared to a net income of $23,778 the year ended September 30, 2023. Our general and administrative expenses consisted of mainly professional fees for the year ended September 30, 2024, and the year ended September 30, 2023. The increase of general and administrative expenses was mainly due to the increase of salaries and wages, rent, and professional fees.

Our total assets as of September 30, 2024 were $2,679,796.

As of September 30, 2024, the Company had 88,711,657 shares of common stock issued and outstanding.

As of September 30, 2024 and 2023, there were total debts of $579,000 and $579,000 respectively, due to related parties. These debts are interest free, unsecured and payable on demand.

Liquidity and Capital Resources

As for the year ended September 30, 2024 and 2023, the Company had a negative cash flow of $103,288 and positive cash flow of $140,785, respectively. The Company’s principal sources and uses of funds were as follows:

For the year ended September 30, 2024, the Company used $345,288 in cash for operations as compared to $59,305 for the year ended September 30, 2023, respectively.  Such increase was primarily due to higher net loss in the year ended September 30, 2024. The net cash provided by financing activities for the year ended September 30, 2024 was $242,000 as compared to$200,090 for the year ended September 30, 2023. Such increase was a result of capital raised from the issuance of common shares.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. As of September 30, 2024, we had $46,326 in cash and the outstanding liabilities were $592,416. As of September 30, 2023 we had cash of $149,614 and there were outstanding liabilities of $702,847. Stockholders’ equity/(deficits) were $2,087,380 and $538,470, for September 30, 2024 and 2023, respectively. These factors raise concerns about our ability to continue as a going concern, as discussed in the footnotes to our financial statements. However, the company’s management team has established a new plan for financing the Company’s operations in the short run, consisting of financial support by our current shareholders and management.  The Company is currently working with other entities to develop a new business plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Summit Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Networks Inc (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years ended September 30, 2024 and 2023, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and the results of its operations and its cash flows for the two years ended September 30, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

As discussed in Note 2 to the financial statements the accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern. The Company had limited operations during the period from July 8, 2014 (date of inception) to September 30, 2024 resulting in accumulated deficit of $1,410,627 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future. As of September 30, 2024, the Company had a working capital surplus of $2,087,380. The cash used in operating activities were $345,288. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Singapore

December 23, 2024

PCAOB ID No: 6783

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	September 30,
	2024	2023
ASSETS
Current Assets:
Cash & cash equivalents	$46,326	$149,614
Deposits	2,602,218	2,218
Prepayments	31,252	12,545
Total Current Assets	2,679,796	164,377

Non-Current Asset:
Plant & equipment, net	-	-
Total Non-Current Asset	-	-

TOTAL ASSETS	$2,679,796	$164,377

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$13,416	$123,847
Accounts payable - related parties	-	-
Due to related parties	579,000	579,000
Total Current Liabilities	592,416	702,847

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 88,711,657 and 67,139,990 issued and outstanding as of September 30, 2024 and 2023, respectively.	88,712	67,140
Additional paid-in capital	3,409,295	588,867
Accumulated deficit	(1,410,627)	(1,194,477)
Total Stockholders’ Equity/ (Deficit)	2,087,380	(538,470)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,679,796	$164,377

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For years ended,
	September 30,
	2024	2023
Revenue	$-	$-
Cost of sales
Operating Expenses:
General and administrative expenses	230,550	165,362

Loss from operations	$(230,550)	$(165,362)

Other Income(expenses):
Rental income	-	1,250
Interest income	1,900	1,900
Miscellaneous income	-	3,324
Gain on debt forgiveness	-	182,666
Reversal of over-accrued salary	12,500	-

Net (Loss) Income	$(216,150)	$23,778

Basic Net Income (loss) per share	$0.00	$0.00
Diluted Net Income (loss) per share	$0.00	$0.00

Basic weighted average number of common shares outstanding	88,711,657	67,139,990

Diluted weighted average number of common shares outstanding	88,711,657	67,139,990

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Audited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2022	62,049,990	$62,050	393,867	$(1,218,255)	$(762,338)
Net income	-	-	-	23,778	23,778
Issuance of new shares	5,090,000	5,090	195,000	-	200,090
Balance, September 30, 2023	67,139,990	$67,140	588,867	$(1,194,477)	$(538,470)
Net loss	-	-	-	(216,150)	(216,150)
Issuance of new shares	21,571,667	21,572	2,820,428	-	2,842,000
Balance, September 30, 2024	88,711,657	$88,712	3,409,295	$(1,410,627)	$2,087,380

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For years ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(216,150)	$23,778
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt forgiveness	-	(182,666)
Changes in operating assets and liabilities:
Prepayments	(18,707)	(12,545)
Deposits	-	(2,218)
Accounts payable and accrued expenses	(110,431)	114,346
Net cash used in operating activities	(345,288)	(59,305)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceed from share issuance	$242,000	$200,090
Net cash generated from financing activity	242,000	200,090

Net (decrease)/increase in cash and cash equivalents	(103,288)	140,785
Cash and cash equivalents at beginning of year	149,614	8,829
Cash and cash equivalents at end of year	$46,326	$149,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

On April 8, 2024 Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of 1103001 B.C. Ltd., dba St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada , (“Mega”). The transaction was consummated on May 31, 2024 and SNTW acquired all the outstanding common stock of Mega. Due to this transaction, Mega has become a wholly owned subsidiary of SNTW. The shareholders of Mega received 20,000,000 shares of the common stock of SNTW. Subsequently, on October 11, 2024 the parties agreed to terminate the transaction and they entered into a Reverse Merger Agreement, whereby the Mega transaction was rescinded and all previous actions in support of the transaction were reversed and the transaction was terminated.

On October 16th 2024, the company publicly disclosed all documents of the reverse merger, including Stephen Kok Koon Tan’s resignation from the board of directors.

On December 12th 2024 , 20 millions stock certificates were returned to the company’s share pool.”

On April 9, 2024, the company issued 200,000 shares of common stock to Ms. Luo Qun, par value $0.13 per share in exchange for $26,000 of consulting services.

On July 13, 2024, the company issued 30,000 shares of common stock to Mrs. He Chen at a price of $0.20 per share as consideration for providing IT-related services for a period of two years and 50,000 shares of common stock at a price of $0.20 per share to Mr. Xuezhi Ma for consideration for providing consulting services for a period of two years.

On September 30, 2024, the Company changed its fiscal year-end from September 30 to December 31.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations during the period from July 8, 2014 (date of inception) to September 30, 2024, resulting in accumulated deficit of $1,410,627 and has not generated any revenue. There is no guarantee that Company will generate revenue and net income in the future.

At September 30, 2024, the Company had a working capital surplus of $2,087,380. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of September 30, 2024 and 2023, cash equivalents amounted to $46,326 and $149,614 respectively.

Plant and Equipment, net

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

Deferred Tax

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

Income Tax

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of September 30, 2024 and 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

NOTE 5. PLANT & EQUIPMENT, NET

Plant & equipment, net consisted of the following:

	September 30, 2024	September 30, 2023
Office furniture	$5,536	$5,536
	5,536	5,536
Less: Accumulated depreciation	(5,536)	(5,536)
Plant & equipment, net	-	-

Depreciation expense for the year ended September 30, 2024 and 2023 were $Nil and $Nil, respectively.

NOTE 6. DEPOSITS

	September 30, 2024	September 30, 2023
Rental deposit	2,218	2,218
Shares application money*	2,600,000	-
	$2,602,218	$2,218

*	This represents share application money to acquire St. Mega Enterprises’ shares by issuing 20 million shares of the company.

NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Accounts payable – related party

On September 30, 2024 and 2023, accounts payable to related party of $Nil and $Nil respectively, pertains to payable in respect to the office facility rental paid by Zenox Enterprises Inc. (“Zenox Enterprises”) on behalf of the Company. Zenox Enterprises is a Canadian company controlled by the Company’s former CFO. The amounts which were unsecured, non-interest bearing with no specific repayment terms.

(ii) Amounts due to related parties:

As of September 30, 2024 and 2023, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong, were $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

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

On April 8, 2024 Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of 1103001 B.C. Ltd., dba St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada , (“Mega”). The transaction was consummated on May 31, 2024 and SNTW acquired all the outstanding common stock of Mega. Due to this transaction, Mega has become a wholly owned subsidiary of SNTW. The shareholders of Mega received 20,000,000 shares of the common stock of SNTW. Subsequently, on October 11, 2024 the parties agreed to terminate the transaction and they entered into a Reverse Merger Agreement, whereby the Mega transaction was rescinded and all previous actions in support of the transaction were reversed and the transaction was terminated.

On October 16, 2024, the company publicly disclosed all documents of the reverse merger, including Stephen Kok Koon Tan’s resignation from the board of directors.

On December 12, 2024, 20 million stock certificates were returned to the company’s share pool.”

On April 9, 2024, the company issued 200,000 shares of common stock to Ms. Luo Qun, par value $0.13 per share in exchange for $26,000 of consulting services.

On July 13, 2024, the company issued 30,000 shares of common stock to Mrs. He Chen at a price of $0.20 per share as consideration for providing IT-related services for a period of two years and 50,000 shares of common stock at a price of $0.20 per share to Mr. Xuezhi Ma for consideration for providing consulting services for a period of two years.

As of September 30, 2024, the Company had 88,711,657 shares of common stock issued and outstanding.

NOTE 9. INCOME TAXES

The reconciliation of income tax expense/(benefit) at the U.S. statutory rate of 21% for the year ended September 30, 2024, September 30, 2023 to the Company’s effective tax rate is as follows:

	September 30, 2024	September 30, 2023
US statutory rate	21%	21%
Income tax (benefit)/expense at statutory rate	$(45,392)	$4,993
Change in valuation allowance	45,392	(4,993)
Income tax expense	$-	$-

NOTE 10. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2024, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

Summit Networks Inc. is undertaking a comprehensive digital transformation initiative designed to enhance operational efficiency, financial transparency, and market competitiveness through technological advancements. This initiative aligns with SEC and OTC Markets regulatory requirements for compliance and disclosure, reflecting the Company’s commitment to transparency and stakeholder responsibility.

The primary objectives of this transformation include:

1.	Streamlining Operations:
o	Digitizing and automating key workflows to reduce manual processes, improve efficiency, and lower operational costs.
o	The transformation supports enhanced internal controls and transparency, consistent with SEC standards.

2.	Enhancing Financial Transparency:
o	Integrating the financial systems of the parent and subsidiary companies to enable real-time data sharing and the accurate generation of consolidated financial statements.
o	Adopting best practices under International Financial Reporting Standards (IFRS) and the Sarbanes-Oxley Act (SOX) to ensure high-quality financial reporting and provide a clear picture of the Company’s financial health to shareholders and investors.

3.	Improving Compliance and Disclosure Quality:
o	Ensuring the project design adheres to SEC requirements for document management and secure access to sensitive financial and operational records.
o	Timely updates on project progress and outcomes will be included in quarterly reports and subsequent disclosures to provide comprehensive insight into the Company’s strategic direction.

4.	Driving Profitability through Entrepreneurial Projects:
o	The transformation includes the development of entrepreneurial digital projects, such as enterprise financial digitalization consulting services and document management tools, aimed at diversifying revenue streams and enhancing profitability.
o	By December 31, 2024, the first phase of the entrepreneurial project is expected to be successfully delivered, setting the stage for further optimization to meet broader market demands.

5.	Fostering Long-Term Growth:
o	The digital transformation creates conditions for deeper collaboration between the parent and subsidiary companies in the digital economy.
o	Leveraging these results, the Company is positioned to attract institutional investors by demonstrating sustained profitability from entrepreneurial projects, paving the way for Pre-IPO financing and potential uplisting initiatives.

To execute this initiative, the Company has contracted its wholly owned subsidiary, Sumnet Networks (Canada) Inc., to deliver critical components, including financial software design, document digitization, and process automation. By December 31, 2024, the first phase of the project is expected to be completed successfully, laying the foundation for improved operational efficiency and showcasing the Company’s ability to adapt to the evolving modern business landscape.

This digital transformation highlights Summit Networks Inc.’s strategic focus on compliance, operational excellence, and competitiveness, underscoring its long-term commitment to improving profitability and creating value for shareholders.

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

Name	Age	Positions	Date First Appointed	Date Resigned
Shuhua Liu	52	Chair of the Board	June 17, 2019	April 10, 2024 (resigned CEO)
Xian Nan (Delia) Zheng	43	Director, Secretary	March 22, 2023
You Yang (John) Cheng	68	Independent Director	March 22, 2023
Jianhua James Shu	73	Independent Director	March 22, 2023
Weiwei (Ricky) Jiang	33	Independent Director	March 22, 2023
Chao Long (Charlene) Huang	72	Chief Executive Officer	October17, 2024
Xuezhi (George) Ma	56	Chief Financial Officer	October17, 2024

Ms. Liu, aged 52, has served as a Director of the Company since June 2019. She has also been serving as the President of Hebei Jingxin Group, a construction company in China, since 2015. Prior to that, Ms. Liu served as the Executive Deputy General Manager of Hebei Jingxin Group from 2010 to 2015. In 2016, Ms. Liu received her Bachelor of Arts degree from National Open University located in China. She received an MBA degree from Business School Netherlands of Tsinghua University of Beijing in 2017.

Ms. Zheng, aged 43, was employed from 2014 through 2018 as General Manager for Shanghai Timeless International Co., Ltd (“STIT”) in Shanghai, China. STIT is in the business of arranging transportation for freight and cargo. In 2008 Ms. Zheng earned a Master’s degree in Business Administration at Northwestern Polytechnic University, USA, district located in Vancouver, Canada.

Mr. Cheng, aged 68, is a Managing Director of Asia Region for Global Steering System, LLC (“ARGSS’), which is located in Changshu, China. Mr. Cheng has held this position since October 2012. ARGSS is in the business of designing and manufacturing steering systems for various types of vehicles. In 1982, Mr. Cheng earned a bachelor’s degree in Science & Technology from the University of Shanghai, Located in Shanghai, China.

Mr. Shu, aged 73, was employed as a Head of Operations at Cara Operations Limited (“COL”) from May 1990 to June 2016. COL is in the airline services business. In 1985 Mr. Shu earned a degree in industrial Economics Management at Shanghai University of Finance and Economics, located in Shanghai, China.

Mr. Jiang, aged 33, is a Manager at Purewest Property Investment Ltd. (“PPI”) located in Vancouver, British Columbia, Canada. He has held this position since September 2022, PPI is in the real estate development business. In 2009, Mr. Jiang earned a Bachelor of Commerce degree at the University of British Columbia.

Mrs. Huang - aged 72. Ms. Huang graduated from Huangshan Forestry College in Anhui, China with a degree in Forestry in 1975 and from Nanjing Normal University in Nanjing, China with a degree in Chinese Language and Literature in 1991. From 1975 to1980, Ms. Huang worked as Forestry Technical Engineer for the Qingyang Forestry Bureau in Anhui, China. From 1980 to 1993, Ms. Huang worked for Meishan Metallurgical Newspaper Company. From 1993 to 2017, Ms. Huang worked as the Chief Executive Officer for various companies, including Shanghai Timeless International Transportation Co., Ltd., Hongkong Magic Dragon Shipping & Enterprises, Co., Ltd. and Shanghai Starlink Transportation and Forwarding Co. Ltd. From 2019 to 2021, Ms. Huang has previously served as the Chief Financial Officer for the Company.

Mr. Ma – aged 56. Mr. Ma graduated from Langara College in Vancouver, British Columbia, Canada with a degree in International Business in May 2000. Mr. Ma also attended the Canadian Securities Institute in Vancouver, British Columbia from March 1999 to May 2001 and received a certificate as a futures and options broker. Mr. Ma attended Tongji University in Shanghai, China from 1987 to 1991 and received a bachelor’s degree in mechanical engineering. From 1991 to 1995 he worked for the Beijing Railway Bureau as a mechanical engineer, designing and installing new equipment and supervising and administering a technical team. From 2001 through 2006 he worked for HCL Derivatives, Inc. in Vancouver, Canada where he provided instant market information to clients and executed their orders; explained fundamental, technical analysis and trading psychology to clients, developed and maintained a customer database and source for new customers, and designed a detailed trading and investment plan. From 2008 to 2010 he worked for Swifttrade, Inc. in Vancouver, Canada as a day trader. From 2011 to the present he works as a family fund manager and oversees risk management for private funds.

Director Independence

Our Company has three independent directors and all directors also serve as members of the audit committee.

The Board and Committees

Our Company does not have separately designated standing audit, nominating or compensation committees in place. Instead, our Company’s entire board of directors has served, and currently serves, in that capacity. This is due to the small number of executive officers involved with the Company and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. We do not have an audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. We currently have limited working capital and limited revenues. Management does not believe that is would be in our best interests at this time to retain independent directors to sit on an audit, nominating or compensation committee. If we are able to generate sufficient revenues in the future, then we will likely seek out and retain independent directors and form an audit committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this Annual Report by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer of our company and (iii) by all executive officers and directors of our company as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.

Name and Address	Number of Shares Owned	Percentage of Shares Owned(1)
5% Stockholders
Hass Group, Inc.(2)	42,753,504	48.17%
Super Dragon Shipping & Trading Limited	4,328,496	4.88%
Future Era Tech Ltd.	5,000,000	5.64%
Stephen Kok Koon Tan(3)	20,000,000	22.54%
Directors and Officers:
Zenox Enterprises Inc.(4)	1,809,665	2.04%
Shijian Zheng	1,097,933	1.24%
Chao Long Huang(5)	71,732	0.08%
Royal Stanley Consulting (Canada) Inc.(6)	1,034,174	1.17%
You Yang Cheng(8)	30,000	0.03%
Weiwei(Ricky) Jiang(10)	30,000	0.03%
Jianhua James Shu(9)	30,000	0.03%
Xuezhi (George)Ma(7)	50,000	0.06%
Directors and Officers as a Group	4,153,504	4.68%

(1) Applicable percentage ownership is based on 88,711,657 shares outstanding on September 30, 2024.  There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of September 30, 2023.

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

(3) As St. Mega’s merger was aborted, the share issued to Mr. Stephen Kok Koon Tan should be cancelled. Mr. Stephen Kok Koon Tan’s shares were cancelled on 12th Dec 2024.

(4) The Chief Executive Officer, Chao Long(Charlene) Huang, owns 1,809,665 shares of common stock in the company under her name,Zenox Enterprises Inc,

(5) The Chief Executive Officer, Chao Long(Charlene) Huang, shares a joint ownership interest in the brokerage account with her spouse, Shijian Zheng including 1,097,933 shares of common stock.

(6) The Secretary, Xian Nan (Delia)Zheng, owns shares of common stock in the company under her name, Royal Stanely Consulting (Canada) Inc.

(7) The Chief Financial Officer, Xuezhi(George)Ma, owns 50,000 shares of common stock.

(8) Independent Director, You yang Cheng, owns 30,000 shares of common stock.

(9) Independent Director, Jianhua James Shu, owns 30,000 shares of common stock.

(10) Independent Director, Weiwei (Ricky) Jiang, owns 30,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 15, 2020, the Company entered into loan agreements with Shuhua Liu and Chiu Kin Wong for an aggregate loan of $400,000 with no interest. Shuhua Liu agreed to lend $280,000 to the Company and Chiu Kin Wong agreed to lend $120,000, both for the Company’s working capital in connection with going public, merger and acquisition. The Company agrees to repay the loan balance after its first financing activity. Shuhua Liu is the Chief Executive Officer and Director of the Company. Chiu Kin Wong is a shareholder of the Company. The amount of principal outstanding as of November 13, 2020, is $400,000. No principal or interest has been paid by the Company during the fiscal year ended September 30, 2021. During the period ended September 30, 2021, the company has borrowed $179,000 from its shareholders to pay certain expenses.

Starting from October 2022, the company started to raise a modest amount of money, which ensured the normal operation of the company. By September 30, 2024, $400,000 was successfully financed.

Advances From related parties

Our Board of Directors is responsible to approve all related parties transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal years ended September 30, 2024 and September 30, 2023 and fees billed for other services during those periods.

	September 30, 2024	September 30, 2023
Audit fees (1)	$21,778	$18,500
Audit-related fees	15,000	-
Total Fees	$36,778	$18,500

(1) Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended September 30, 2024, and September 30, 2023, respectively.

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

SUMMIT NETWORKS INC.

By:/s/Chao Long Huang

Chao Long Huang

Chief Executive Officer

By:/s/ Xuezhi Ma

Xuezhi Ma

Chief Financial Officer

Date: December 23, 2024

-28-