Form 10-K
period 2024-12-31
Summit Networks Inc.
filed 2025-03-28
CIK 1619096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _October 1, 2024 to December 31, 2024 _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

-i-

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

The aggregate market value of the common voting stock held by non-affiliates of the Registrant as of the last business day for the Registrants as of 31 Dec was approximately $2,513,318

As of December 31, 2024, there were 68,911,657 shares of common stock, par value $0.001 per share issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Report"), including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	The ability to provide digital transformation consulting services to small businesses in BC.
●	The ability to promote our products and services that we expect to market;
●	our ability to retain skilled professional employees;
●	our ability to continue as a going concern;
●	our future PRE-IPO financing plans and ability to be profitable.
●	our ability to address and as necessary adapt to changes in foreign, cultural, economic, political and financial market conditions which could impair our future operations and financial performance

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

On January 20, 2021, the Company changed its fiscal year-end from July 31 to September 30.

On November 30, 2022, the Company signed a general agreement of cooperation with Future Era Tech Inc (hereinafter referred to as"FET" ). In October 2023, SNTW and FET agreed to establish a new business model in the daily consumer goods segment, to organize suppliers to set up downstream companies and stores and direct supply chain to consumers, i.e. S2B2C. At present, we have completed our analysis of this model and a detailed business plan is being prepared. Management anticipates that the new business model will be funded through our next round of financing, if any deployment.

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

Until the expiration of the project contract with FET on December 31, 2024, the Company's contract with FET will not be renewed as the product specifications do not meet local market requirements.

On October 14, 2024, the Company's Board of Directors resolved to approve the senior team's project plan for year 2025-2026, agreeing on the plan for new entrepreneurial project, consisting of a plan to establish a new team of IT professionals, and the incentive plan were also agreed upon.

On December 12, 2024, 20 million shares of common stock were withdrawn and returned to the company's share pool.

On December 13, 2024, the company issued 50,000 shares of common stock to Mr. Zhuo An Li at a price of 1.00 per share as consideration for providing IT-related services.

On December 16, 2024, the company issued 100,000 shares of common stock to Ms. Julie Yijia Yan as a nominee of Mr. Jun Yan at a price of 1.00 per share as consideration for providing IT-related services.

On December 16, 2024, the company issued 50,000 shares of common stock to Mr. Adrian Sylvain Chua at a price of $1.00 per share as consideration for providing IT-related services.

As of December 31, 2024, the Company had 68,911,657 shares of common stock issued and outstanding.

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

As of December 31, 2024, there were 68,911,657 shares of common stock issued and outstanding and held by a total of 60 shareholders of record.

Dividends

We have never paid nor declared any dividends on our common stock. We plan to retain any future earnings for use in our business.  Any decision as to the future payment of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deem relevant.

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

Results of Operations

We did not generate any revenues during the period ended December 31, 2024. Our operating expenses consisted of general and administrative expenses of $98,434, resulting in a net loss of $98,434 for the period ended December 31, 2024, compared to a net loss of $216,150 and net income of $23,778 for the years ended September 30, 2024 and 30 September 2023, respectively. Our general and administrative expenses consisted primarily of professional fees for the period ended December 31, 2024 and the years ended September 30, 2024 and September 30, 2023. The decrease in general and administrative expenses for the period ended December 31, 2024, compared to the year ended September 30, 2024, was primarily attributable to decrease in accounting fees, legal fees and also payroll costs due to the shorter reporting period of three months as opposed to a full financial year.

Our total assets as of December 31, 2024 were $234,676.

As of December 31, 2024, the Company had 68,911,657 shares of common stock issued and outstanding.

As of December 31, 2024, September 30, 2024, and September 30, 2023, there were total debts of $629,000, $579,000 and $579,000 respectively, due to related parties. These debts are interest-free, unsecured and payable on demand.

Liquidity and Capital Resources

As for the period ended December 31, 2024, year ended September 30, 2024, and year ended September 30, 2023, the Company had a negative cash flow of $7,096, $103,288 and positive cashflow of $140,785, respectively. The Company's principal sources and uses of funds were as follows:

For the period ended December 31, 2024, the Company used $57,096 in the operating activities, as compared to $345,288 and $59,305 for the years ended September 30, 2024 and September 30, 2023 respectively.  Such decrease was due to for the period ended December 31, 2024, the operation is only for 3 months period as compared to 12 months. The net cash generated from financing activities for the year ended December 31, 2024 was $50,000, as compared to $242,000 and $200,090 for the year ended September 30, 2024 and September 30, 2023. Such a decrease was a result of lower capital raised in current period and the loan of funds from a related party.

The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. As of December 31, 2024, we had $39,230 in cash and the outstanding liabilities were $645,730. As of September 30, 2024 and September 30, 2023, we had cash of $46,326 and $149,614 respectively and there were outstanding liabilities of $592,416 and $702,847 respectively. Stockholders’ deficits for the period ended 31 December 2024 were $411,054. These factors raise concerns about our ability to continue as a going concern, as discussed in the footnotes to our financial statements. However, the company’s management team has established a new plan for financing the Company’s operations in the short run, consisting of financial support by our current shareholders and management.  The company is working with its subsidiaries to implement a new partnership plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Summit Networks Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summit Networks Inc (the "Company") as of December 31, 2024 , September 30, 2024 and September 30, 2023, the related consolidated statements of operations, stockholders' (deficit)/equity and cash flows for the period ended December 31, 2024, and each of the years ended September 30, 2024 and September 30, 2023 respectively, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, September 30, 2024 and September 30, 2023 and the results of its operations and its cash flows for the period ended December 31, 2024, for the years September 30, 2024 and September 30, 2023 respectively in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

Substantial doubt about the Company's ability to continue as a going concern

We draw attention to Note 2 in the financial statements, which describes the uncertainty related to the Company’s ability to continue as a going concern. The Company had limited operations and did not generate any revenue during the period from July 8, 2014 (date of inception) to December 31, 2024. This resulted in an accumulated deficit of $1,509,061, net current liabilities of $411,054 and net cash outflows from operating activities of $57,096. Notwithstanding the existence of these conditions, management does not foresee any material uncertainty that will cast significant doubt on the Company’s ability to continue as a going concern and has sufficient funds to meet its obligations for the next 12 months. The Company’s ability to continue as a going concern is dependent on continuing financial support from its shareholders and management.

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

Singapore

March 28, 2025

PCAOB ID No: 6783

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	Note	December 31,	September 30,	September 30,
		2024	2024	2023
ASSETS
Current Assets:
Cash & cash equivalents		$39,230	$46,326	$149,614
Deposits	6	2,218	2,602,218	2,218
Prepayments		193,228	31,252	12,545
Total Current Assets		234,676	2,679,796	164,377

Non-Current Asset:
Plant & equipment, net	5	-	-	-
Total Non-Current Asset		-	-	-

TOTAL ASSETS		$234,676	$2,679,796	164,377

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses		$16,730	$13,416	$123,847
Accounts payable - related parties		-	-	-
Due to related parties		629,000	579,000	579,000
Total Current Liabilities		645,730	592,416	702,847

Commitments and Contingencies		-	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 share issued and outstanding		-	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 68,911,657, 88,711,657 and 67,139,990 issued and outstanding as of December 31, 2024, September 30, 2024 and September 30, 2023, respectively.		68,912	88,712	67,140
Additional paid-in capital		1,029,095	3,409,295	588,867
Accumulated deficit		(1,509,061))	(1,410,627)	(1,194,477)
Total Stockholders’ (Deficit)/Equity	9	(411,054)	2,087,380	(538,470)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT		$234,676	$2,679,796	$164,377

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the 3 months period ended December 31,	For the year ended September 30	For the year ended September 30
	2024	2024	2023
Revenue	$-	$-	$-
Other Income:
Rental income	-	-	1,250
Interest income	-	1,900	1,900
Miscellaneous income	-	-	3,324
Gain on debt forgiveness	-	-	182,666
Reversal of over-accrued salary	-	12,500	-
Total Other income:	$-	$14,400	$189,140
Operating Expenses:
General and administrative expenses	98,434	230,550	165,362
Loss from operations	(98,434)	(230,550)	(165,362)
Net (Loss) Income	$(98,434)	$(216,150)	$23,778

Basic Net Income (loss) per share	$0.00	$0.00	$0.00
Diluted Net Income (loss) per share	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	68,911,657	88,711,657	67,139,990

Diluted weighted average number of common shares outstanding	68,911,657	88,711,657	67,139,990

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Audited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2022	62,049,990	$62,050	393,867	$(1,218,255)	$(762,338)
Net income	-	-	-	23,778	23,778
Issuance of new shares	5,090,000	5,090	195,000		200,090
Balance, September 30, 2023	67,139,990	$67,140	588,867	$(1,194,477)	$(538,470)
Issuance of new shares	21,571,667	21,572	2,820,428	-	2,842,000
Net loss	-	-	-	(216,150)	(216,150)
Balance, September 30, 2024	88,711,657	$88,712	3,409,295	$(1,410,627)	$2,087,380)
Net loss	-	-	-	(98,434)	(98,434)
Issuance of new shares	200,000	200	199,800	-	200,000
Abolition of shares	(20,000,000)	(20,000)	(2,580,000)	-	(2,600,000)
Balance, December 31, 2024	68,911,657	$68,912	1,029,095	$(1,509,061)	$(411,054)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For the 3 months period ended December 31,	For the year ended September 30,	For the year ended September 30,
	2024	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(98,434)	$(216,150)	$23,778
Adjustments to reconcile net income to net cash provided by operating activities:
Exchange of shares for consulting fee service (Non-cash via issuance of shares)	-	-	-
Gain on debt forgiveness	-	-	(182,666)
Changes in operating assets and liabilities:
Deposits	-	-	(2,218)
Prepayments	38,024	(18,707)	(12,545)
Accounts payable and accrued expenses	3,314	(110,431)	114,346
Net cash used in operating activities	(57,096)	(345,288)	(59,305)

CASH FLOWS FROM FINANCING ACTIVITY:
Advances from a related party	$50,000	-	-
Proceed from share issuance	-	$242,000	$200,090
Net cash generated from financing activity	50,000	242,000	200,090

Net (decrease)/increase in cash and cash equivalents	(7,096)	(103,288)	140,785
Cash and cash equivalents at beginning of year	46,326	149,614	8,829
Cash and cash equivalents at end of year	$39,230	$46,326	$149,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On December 12, 2024, 20 million stock certificates were returned to the company's share pool.

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

Until the expiration of the project contract with FET on December 31, 2024, the Company's contract with FET will not be renewed as the product specifications do not meet local market requirements.

On October 14, 2024, the Company's Board of Directors resolved to approve the senior team's project plan for year 2025-2026, agreeing on the plan for new entrepreneurial project, a plan to establish a new team of IT professionals, and the incentive plan were also agreed upon.

On December 12, 2024, 20 million stock certificates were returned to the company's share pool.

On December 13, 2024, the company issued 50,000 shares of common stock to Mr. Zhuo An Li at a price of $1.00 per share as consideration for providing IT-related services.

On December 16, 2024, the company issued 100,000 shares of common stock to Ms. Julie Yijia Yan as a nominee of Mr. Jun Yan at a price of $1.00 per share as consideration for providing IT-related services.

On December 16, 2024, the company issued 50,000 shares of common stock to Mr. Adrian Sylvain Chua at a price of $1.00 per share as consideration for providing IT-related services.

As of December 31, 2024, the Company had 68,911,657 shares of common stock issued and outstanding.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and did not generate any revenue during the period from July 8, 2014 (date of inception) to December 31, 2024. This resulted in an accumulated deficit of $1,509,061, net current liabilities of $411,054 and net cash outflows from operating activities of $57,096. Notwithstanding the existence of these conditions, management does not foresee any material uncertainty that will cast significant doubt on the Company’s ability to continue as a going concern and has sufficient funds to meet its obligations for the next 12 months. The Company’s ability to continue as a going concern is dependent on continuing financial support from its shareholders and management.

 The Company is actively looking for new business opportunities, and its operating expenses are solely dependent on loans from its shareholders.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission and have been consistently applied. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of December 31, 2024, September 30, 2024 and September 30, 2023, cash equivalents amounted to $39,230, $46,326 and $149,614 respectively.

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

Income Tax

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of December 31, 2024, September 30, 2024 and September 30, 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

Level 1 - quoted prices in active markets for identical assets or liabilities

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modelling inputs based on assumptions) The Company has no assets or liabilities valued at fair value on a recurring basis.

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

NOTE 5. PLANT & EQUIPMENT, NET

Plant & Equipment, net consisted of the following:

	December 31, 2024	September 30, 2024	September 30, 2023
Office furniture	$5,536	$5,536	$5,536
	5,536	5,536	5,536
Less: Accumulated depreciation	(5,536)	(5,536)	(5,536)
Plant & equipment, net	-	-	-

Depreciation expense for the period ended December 31, 2024 and year ended September 30, 2024 and September 30, 2023 were all $Nil.

NOTE 6. DEPOSITS

	December 31, 2024	September 30, 2024	September 30, 2023
Rental deposit	2,218	2,218	2,218
Shares application money*	-	2,600,000	-
	$2,218	$2,602,218	2,218

*	This represents share application money to acquire St. Mega Enterprises’ shares by issuing 20 million shares of the company.

NOTE 7. PREPAYMENTS

At 31 December 2024, this represent prepayment for consulting fees incurred for the subsequent digital transformation project in 2025.

NOTE 8. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

As of December 31, 2024, September 30, 2024 and September 30, 2023, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong and a third party Zenox Enterprise, were $629,000, $579,000 and $579,000, respectively, which were unsecured, non-interest bearing with no specific repayment terms.

NOTE 9. STOCKHOLDERS' (DEFICIT)/EQUITY

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

Until the expiration of the project contract with FET on December 31, 2024, the Company's contract with FET will not be renewed as the product specifications do not meet local market requirements.

On October 14, 2024, the Company's Board of Directors resolved to approve the senior team's project plan for year 2025-2026, agreeing on the plan for new entrepreneurial project, a plan to establish a new team of IT professionals, and the incentive plan were also agreed upon.

On December 12, 2024, 20 million shares of common stock were returned to the company's share pool.

On December 14, 2024, the company issued 50,000 shares of common stock to Mr. Zhuo An Li at a price of 1.00 per share as consideration for providing IT-related services.

On December 16, 2024, the company issued 100,000 shares of common stock to Ms. Julie Yijia Yan as a nominee of Mr. Jun Yan at a price of 1.00 per share as consideration for providing IT-related services,.

On December 16, 2024, the company issued 50,000 shares of common stock to Mr. Adrian Sylvain Chua at a price of $1.00 per share as consideration for providing IT-related services.

As of December 31, 2024, the Company had 68,911,657 shares of common stock issued and outstanding.

NOTE 10. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period/year ended December 31, 2024, September 30, 2024 and September 30, 2023 to the Company's effective tax rate is as follows:

	December 31, 2024	September 30, 2024	September 30, 2023
US statutory rate	21%	21%	21%
Income tax expenses/(benefit) at statutory rate	$(20,671)	$(45,392)	$4,993
Change in valuation allowance	20,671	45,392	(4,993)
Income tax expense	$-	$-	$-

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after the balance sheet date and has determined that the following events require disclosure:

Subsidiary's Project Delivery Agreement

On January 30, 2025, Sumnet (Canada) Inc. ("Sumnet"), a wholly owned subsidiary of SNTW, entered into a project delivery agreement. This agreement includes a provision wherein Sumnet commits to supporting the parent company's future digital functionality enhancements and maintenance at no additional cost, thereby reinforcing the collaborative synergy within the organization.

As of the date of this report, Sumnet has completed the technical integration phase and is actively promoting its services in the market. The subsidiary is in advanced discussions with prospective clients, with project contracts anticipated to be signed in the near term.

These developments are expected to strengthen the Company's operational capabilities and market positioning.

Note: The Company has evaluated subsequent events through 28thMarch 2025, the date these financial statements were issued, and determined that no additional disclosures are necessary.

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

Name	Age	Positions	Date First Appointed	Date Resigned
Shuhua Liu	52	Chair of the Board	June 17, 2019	April 10, 2024 (resigned CEO)
Xian Nan (Delia) Zheng	43	Director, Secretary	March 22, 2023
Youyang (John) Cheng	68	Independent Director	March 22, 2023
Jianhua (James) Shu	73	Independent Director	March 22, 2023
Weiwei (Ricky) Jiang	33	Independent Director	March 22, 2023
Chao Long (Charlene) Huang	72	Chief Executive Officer	October 17, 2024
Xuezhi (George) Ma	56	Chief Financial Officer	October 17, 2024

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

Mrs. Huang, aged 72. Ms. Huang graduated from Huangshan Forestry College in Anhui, China with a degree in Forestry in 1975 and from Nanjing Normal University in Nanjing, China with a degree in Chinese Language and Literature in 1991. From 1975 to1980, Ms. Huang worked as Forestry Technical Engineer for the Qingyang Forestry Bureau in Anhui, China. From 1980 to 1993, Ms. Huang worked for Meishan Metallurgical Newspaper Company. From 1993 to 2017, Ms. Huang worked as the Chief Executive Officer for various companies, including Shanghai Timeless International Transportation Co., Ltd., Hongkong Magic Dragon Shipping & Enterprises, Co., Ltd. and Shanghai Starlink Transportation and Forwarding Co. Ltd. From 2019 to 2021, Ms. Huang has previously served as the Chief Financial Officer for the Company.

Mr. Ma, aged 56. Mr. Ma graduated from Langara College in Vancouver, British Columbia, Canada with a degree in International Business in May 2000. Mr. Ma also attended the Canadian Securities Institute in Vancouver, British Columbia from March 1999 to May 2001 and received a certificate as a futures and options broker. Mr. Ma attended Tongji University in Shanghai, China from 1987 to 1991 and received a bachelor’s degree in mechanical engineering. From 1991 to 1995 he worked for the Beijing Railway Bureau as a mechanical engineer, designing and installing new equipment and supervising and administering a technical team. From 2001 through 2006 he worked for HCL Derivatives, Inc. in Vancouver, Canada where he provided instant market information to clients and executed their orders; explained fundamental, technical analysis and trading psychology to clients, developed and maintained a customer database and source for new customers, and designed a detailed trading and investment plan. From 2008 to 2010 he worked for Swifttrade, Inc. in Vancouver, Canada as a day trader. From 2011 to the present, he works as a family fund manager and oversees risk manager for private funds.

Director Independence

Our company has three independent directors, and all directors are also served as members of the audit committee.

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

Name and Address	Number of Shares Owned	Percentage of Shares Owned(1)
5% Stockholders
Hass Group, Inc.(2)	42,753,504	62.04%
Super Dragon Shipping & Trading Limited	4,328,496	6.28%
Future Era Tech Ltd.	5,000,000	7.26%
Directors and Officers:
Zenox Enterprises Inc.(3)	1,809,665	2.62%
Shijian Zheng(4)	1,097,933	1.59%
Chao Long Huang	71,732	0.10%
Royal Stanley Consulting (Canada) Inc.(5)	1,034,174	1.50%
You Yang Cheng(7)	30,000	0.04%
Weiwei(Ricky) Jiang(9)	30,000	0.04%
Jianhua James Shu(8)	30,000	0.04%
Xuezhi (George)Ma(6)	50,000	0.07%
Directors and Officers as a Group	4,153,504	6.00%

(1) Applicable percentage ownership is based on 68,911,657 shares outstanding on December 31, 2024.  There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2024.

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

(3) The Chief Executive Officer, Chao Long(Charlene) Huang, owns 1,809,665 shares of common stock in the company under her name,Zenox Enterprises Inc,

(4) The Chief Executive Officer, Chao Long(Charlene) Huang, shares a joint ownership interest in the brokerage account with her spouse, Shijian Zheng including 1,097,933 shares of common stock.

(5) The Secretary, Xian Nan (Delia)Zheng, owns 1,034,174 shares of common stock in the company under her name, Royal Stanely Consulting (Canada) Inc.

(6) The Chief Financial Officer, Xuezhi(George)Ma, owns 50,000 shares of common stock.

(7) Independent Director, You yang Cheng, owns 30,000 shares of common stock.

(8) Independent Director, Jianhua James Shu, owns 30,000 shares of common stock.

(9) Independent Director, Weiwei (Ricky) Jiang, owns 30,000 shares of common stock.

Name and Address	Number of Shares Owned	Percentage of Shares Owned(1)
(iii)5% Stockholders
Hass Group, Inc. (2)	42,753,504	62.04%
Super Dragon Shipping & Trading Limited	4,328,496	6.28%
Future Era Tech Ltd.	5,000,000	7.26%
Directors and Officers:
Directors and Officers as a Group	4,153,504	6.00%

(1) Applicable percentage ownership is based on 68,911,657 shares outstanding on December 31, 2024.  There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2024.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 15, 2020, the Company entered into loan agreements with Shuhua Liu and Chiu Kin Wong for an aggregate loan of $400,000 with no interest. Shuhua Liu agreed to lend $280,000 to the Company and Chiu Kin Wong agreed to lend $120,000, both for the Company's working capital in connection with going public, merger and acquisition. The Company agrees to repay the loan balance after its first financing activity. Shuhua Liu is the Chief Executive Officer and Director of the Company. Chiu Kin Wong is a shareholder of the Company. The amount of principal outstanding on the loan as of November 13, 2020 is $400,000. No principal or interest was paid by the Company during the fiscal year ended September 30, 2021. During the period ended September 30, 2021, the company borrowed $179,000 from its shareholders to pay certain expenses.

Starting from October 2022, the company started to raise a modest amount of money, which ensured the normal operation of the company. By September 30, 2024, $400,000 was successfully financed.

Advances From related parties

Our Board of Directors are responsible to approve all related parties transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal period ended December 31, 2024 and year ended September 30, 2024 and September 30, 2023 and fees billed for other services during those periods.

Audit fees to Assentsure for the annual audit of our financial statements and the periodic reviews of the financial statements were as follows:.

	December 31, 2024	September 30, 2024	September 30, 2023
Audit fees (1)	$10,000	$21,778	$18,500
Audit-related fees	-	15,000	-
Total Fees	$10,000	$36,778	$18,500

(1) Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal period/years ended December 31, 2024, September 30, 2024 and September 30, 2023, respectively.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be retrieved from SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3 to Form DEF 14C, filed with the Commission on June 18, 2019.
3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to Form S-1, filed with the Commission on October 1, 2014
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101*	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC.

By:/s/Chao Long Huang

Chao Long Huang

Chief Executive Officer

By:/s/ Xian Nan Zheng

Xian Nan Zheng

Chief Financial Officer

Date: March 28, 2025

-28-