Form 10-Q
period 2025-03-31
Summit Networks Inc.
filed 2025-05-20
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	68,911,657

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025 (Unaudited)	2024 (Audited)
ASSETS
Current Assets:
Cash & cash equivalents	$65,915	$39,230
Deposits	2,218	2,218
Prepayments	132,514	193,228
Total Current Assets	200,647	234,676

Non-Current Assets:
Fixed assets, net	6,879	-
Total Non-Current Assets	6,879	-

TOTAL ASSETS	$207,526	$234,676

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$19,109	$16,730
Deferred revenue	3,484	-
Due to related parties	726,552	629,000
Total Current Liabilities	749,145	645,730

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 68,911,657 shares issued and outstanding as at March 31, 2025 and December 31, 2024	68,912	68,912
Additional paid-in capital	1,029,095	1,029,095
Accumulated deficit	(1,639,626)	(1,509,061)
Total Stockholders’ Deficit	(541,619)	(411,054)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$207,526	$234,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended
	March 31,	March 31,
	2025	2024
Revenue	$-	$-
Other Income:
Interest income	-	398
Total Other Income	$-	$398
Operating Expenses:
General and administrative expenses	130,565	52,370
Loss from operations	(130,565)	(51,972)

Net Loss	$(130,565)	$(51,972)

Basic Net loss per share	$(0.00)	$(0.00)
Diluted Net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	68,911,657	68,431,657

Diluted weighted average number of common shares outstanding	68,911,657	68,431,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	68,911,657	68,912	1,029,095	(1,509,061)	(411,054)
Issuance of common stock	-	-	-	-	-
Net loss	-	-	-	(130,565)	(130,565)
Balance at March 31, 2025	68,911,657	$68,912	$1,029,095	$(1,639,626)	$(541,619)

Balance at December 31, 2023	67,806,657	67,807	688,200	(1,245,520)	(489,513)
Issuance of common stock	625,000	625	99,375	-	100,000
Net loss	-	-	-	(62,472)	(62,472)
Balance at March 31, 2024	68,431,657	$68,432	$787,575	$(1,307,992)	$(451,985)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,565)	$(51,972)
Changes in operating assets and liabilities:
Deposits	-	-
Prepayments	60,714	-
Accounts payable and accrued expenses	2,379	1,635
Deferred revenue	3,484	-
Net cash used in operating activities	(63,988)	(50,337)

CASH FLOWS FROM INVESTING ACTIVITY:
Investment in equipment	$(6,879)	-
Net cash used in investing activity	(6,879)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	$-	$200,000
Proceeds from loan from related parties	97,552	-
Net cash generated from financing activity	97,552	200,000

Net increase in cash and cash equivalents	26,685	149,663
Cash and cash equivalents at beginning of the period	39,230	1,812
Cash and cash equivalents at end of the period	$65,915	$151,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

On April 8, 2024 Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of 1103001 B.C. Ltd., dba St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada, (“Mega”).  The transaction was consummated on May 31, 2024 and SNTW acquired all the outstanding common stock of Mega. Due to this transaction, Mega has become a wholly owned subsidiary of SNTW.  The shareholders of Mega received 20,000,000 shares of the common stock of SNTW.  Subsequently, on October 11, 2024 the parties agreed to terminate the transaction and they entered into a Reverse Merger Agreement, whereby the Mega transaction was rescinded and all previous actions in support of the transaction were reversed and the transaction was terminated.

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

On October 14, 2024, the Company's Board of Directors resolved to approve the senior team's project plan for year 2025-2026, agreeing on the plan for new entrepreneurial project, a plan to establish a new team of IT professionals, and the incentive plan were also agreed upon; as a result of reverse merger with St.Mega Enterprises.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and has not generated any revenue since its inception, July 8, 2014, resulting in accumulated deficit of $1,639,626 as of March 31, 2025. There is no guarantee that Company will generate revenue and net income in the future

At March 31, 2025, the Company had a working capital deficiency of $549,498. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2025, and its results of operations and cash flows for the six-month period then ended. Operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2025.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are on deposit with financial institutions without any restrictions. As of March 31, 2025 and December 31, 2024, there is no cash equivalents.

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

Uncertain Tax Position

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company will evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of March 31, 2025, the Company did not have any amounts recorded pertaining to uncertain tax positions

Fair Value Measurements

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

Foreign Currency

The reporting currency is U.S. dollars. The functional currency of the Company and Sumnet (Canada) is the U.S. dollars.

Transactions denominated in other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in currencies other than the applicable functional currencies are translated into the functional currency at the prevailing rates of exchange at the balance date. The resulting exchange differences are reported in the consolidated statements of operations.

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

NOTE 4. FIXED ASSETS, NET

Fixed assets consisted of the following:

	March 31, 2025	December 31, 2024

Office furniture and equipment	$12,415	$5,536
	12,415	5,536
Less: Accumulated depreciation	(5,536)	(5,536)
Property, plant, and equipment, net	$6,879	$-

During the three months ended March 31, 2025, the Company purchased new fixed assets with the total costs of $6,878. Depreciation expense for the three months ended March 31, 2025 and December 31, 2024 were $ Nil and $ Nil, respectively.

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses balance

As of March 31, 2025 and December 31, 2024, the accounts payable and accrued expenses balance were $19,109 and $16,730 respectively.

	March 31, 2025	December 31, 2024

Accounts payable	$16,867	$12,594
Wage payable	$628	$628
Payroll deduction payable	$1,614	$3,508
	$19,109	$16,730

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Amounts due to related parties:

	March 31, 2025	December 31, 2024

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	$120,000	$120,000
Zenox Enterprises Inc	$50,000	$50,000
Chao Long Huang	$97,552	$-
	$726,552	$629,000

During the quarter ended March 31, 2025, the Company’s CEO advanced $97,552 ($140,000 in Canadian Dollar) to the Company for working capital use (March 31, 2024).

As of March 31, 2025 and December 31, 2024, details of the due to related party balances are as follows:

	Borrowing Date	Amount	Interest Rate
Shuhua Liu	03/07/2020	$280,000	0%
Chiu Kin Wong	03/07/2020	$120,000	0%
Shuhua Liu	26/03/2021	$179,000	0%
Zenox Enterprises Inc	21/11/2024	$50,000	0%
Chao Long Huang	10/02/2025	$97,552 ($140,000 in Canadian Dollar)	5.7%

The above loans have no specific dates of repayments.

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

On April 8, 2024 Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of 1103001 B.C. Ltd., dba St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada, (“Mega”).  The transaction was consummated on May 31, 2024 and SNTW acquired all the outstanding common stock of Mega. Due to this transaction, Mega has become a wholly owned subsidiary of SNTW.  The shareholders of Mega received 20,000,000 shares of the common stock of SNTW.

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

On December 12, 2024, 20 million stock certificates were returned to the company's share pool as a result of reverse merger with St.Mega Enterprises

On December 14, 2024, the company issued 50,000 shares of common stock to Mr. Zhuo An Li at a price of $1.00 per share as consideration for providing IT-related services.

On December 16, 2024, the company issued 100,000 shares of common stock to Ms. Julie Yijia Yan as a nominee of Mr.Jun Yan at a price of $1.00 per share as consideration for providing IT-related services.

On December 16, 2024, the company issued 50,000 shares of common stock to Mr. Adrian Sylvain Chua at a price of $1.00 per share as consideration for providing IT-related services.

As of March 31, 2025, the Company had 68,911,657 shares of common stock issued and outstanding.

NOTE 8. SUBSEQUENT EVENTS

On April 17 2025, there was a debt of $20,000 from Zenox Enterprises Inc for operation fund. Its interest-free, unsecured and payable no demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition, changes in financial condition, and results of operations of Summit Networks, Inc. should be read in conjunction with our condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this Report. This section includes management’s interpretation of our financial performance, key factors influencing past and future results, and our investment and financing strategies.

This discussion contains forward-looking statements reflecting our current plans, estimates, and beliefs. Actual results may differ materially from those anticipated due to various risks and uncertainties, including those discussed herein and elsewhere in this Report.

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

Now we are a digital solutions company focused on bridging Web2 and Web3 technologies to accelerate business transformation. Our services span two core areas: hybrid Web2+Web3 architecture development and enterprise digital transformation consulting.

Through our Web2+Web3 integration framework, we design scalable platforms that combine the stability of traditional systems with decentralized features such as NFT authentication, DAO governance models, and immersive 3D website experiences. These solutions are tailored for businesses exploring secure, future-proof platforms with modular blockchain compatibility.

In parallel, we offer digital transformation consulting for small and mid-sized enterprises seeking to modernize their operations. From ERP/CRM integration to AI-enabled workflows and compliance-ready digital infrastructure, SNTW delivers customized strategies that drive efficiency, resilience, and long-term growth.

As a publicly listed company, SNTW is committed to innovation, transparency, and regulatory alignment. Our development model enables step-by-step integration of advanced digital tools while maintaining the operational integrity required for publicly traded entities.

SNTW operates at the intersection of technology, strategy, and compliance—helping clients unlock the next stage of their digital evolution.

Results of Operations

During the three months ended March 31, 2025 and 2024, we generated no revenues as we are still in the early stages of developing our business. Our operating expenses for the same periods were comprised of general and administrative expenses of $130,565 and $52,370, respectively. Our general and administrative expenses consisted of mainly professional fees for the three months ended March 31, 2025 and 2024, respectively. The increase in general and administrative expenses was mainly due to the increase of salaries, rent and professional fees. As we continue building the foundation for our future operations, these investments reflect our ongoing efforts to establish and grow our business.

Our total assets as of March 31, 2025 were $207,526.

As of March 31, 2025, the Company had 68,911,657 shares of common stock issued and outstanding.

As of March 31, 2025 and December 31, 2024, there are a total of $726,552 and $629,000 in amounts respectively, due to related parties and shareholders were interest free, unsecured and payable on demand.

1. SIC Industry Classification Adjustment

In April 2025, the Company reassessed its position in the U.S. Standard Industrial Classification System (SIC Code). In light of the Company's current transition from traditional digital consulting services to a business model centered on platform technology development, the Company is now formally reclassifying its primary industry classification from SIC Code 73 - Business Services to SIC Code 7373 - Computer Integrated Systems Design.

This adjustment reflects the Company's enhanced capabilities in AI platform architecture design, Web3 integration module, system-level digital infrastructure development, etc., which will be more conducive to the Company's technological positioning in technology valuation, market categorization, intellectual property rights protection and external cooperation in the future.

2. Zenox Project Launch

On March 28, 2025, the Company entered into an agreement with Zenox Entperises Inc. to develop a next-generation AI-powered healing platform. Originally established in November 2022, the Sumnet IT team leads the technical development of the platform.

Zenox integrates immersive 3D healing environments, NFT-based membership systems, and AI-driven diagnostic and personalized therapeutic pathways. The project is designed as a scalable Web3 digital wellness ecosystem, combining user engagement with blockchain-based data management.

As of April 2025, the project has entered the system architecture planning phase, with active coordination between technical and executive teams. The Company is also exploring early-stage financing opportunities, including potential strategic investors and technology-focused funds, to accelerate development and expand Zenox ’s market presence in the digital health and Web3 sectors.

Based on our current operating plan, we may need to obtain additional financing to operate our business. Additional financing, whether through public or private equity or debt financing, or if available.

Liquidity and Capital Resources

The Company had a negative operating cash flow of $63,988 for the three months ended March 31, 2025, and a negative operating cash flow of $50,337 for the three months ended March 31, 2024.

The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of an asset and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of March 31, 2025 we had $65,915 in cash. The working capital deficits were $548,498 and $411,054 for the three months ended March 31, 2025, and December 31, 2024, respectively. These factors raise significant doubt about our ability to continue as a going concern as discussed in the footnotes to our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over disclosure controls and procedures were not effective as of March 31, 2025

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2025, due to the following material weaknesses that our management identified in our internal control over financial reporting as of March 31, 2025:

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

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

Our management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2025, our company’s internal control over financial reporting was not effective for the reasons set forth above. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

There were no proceeds from any unregistered sales of equity securities during this period, and accordingly, no use of such proceeds is applicable.

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

Summit Networks Inc.

Date: May 20, 2025	By:	/s/ Chao Long Huang
(Principal Executive Officer)