Form 10-Q
period 2025-06-30
Summit Networks Inc.
filed 2025-08-19
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2025 is as follows:

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025 (Unaudited)	2024 (Revised)
ASSETS
Current Assets:
Cash and cash equivalents	$15,664	$39,230
Account receivables	739	-
Deposits	2,218	2,218
Prepayments	30,584	62,261
Total Current Assets	49,205	103,709

Non-Current Assets:
Plant and equipment, net	5,528	-
Total Non-Current Assets	5,528	-

TOTAL ASSETS	$54,733	$103,709

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$32,836	$36,103
Deferred revenue	3,484	-
Due to related parties	747,530	629,000
Total Current Liabilities	783,850	665,103

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 68,911,657 shares issued and outstanding as at June 30, 2025 and December 31, 2024	68,912	68,912
Additional paid-in capital	878,755	878,755
Accumulated deficit	(1,676,784)	(1,509,061)
Total Stockholders’ Deficit	(729,117)	(561,394)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$54,733	$103,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended		For six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Revenue	$2,535	$-	$2,535	$-
Cost of sales	3,284	-	3,284	-
Gross profit	(749)	-	(749)	-

Operating Expenses:
General and administrative expenses	82,069	77,058	165,051	139,928
Loss from operations	(82,818)	(77,058)	(165,800)	(139,928)

Other income (expense)
Interest income	-	130	-	528
Interest expense	(1,923)	-	(1,923)	-
Loss before income taxes	(84,741)	(76,928)	(167,723)	(139,400)

Income tax expenses	-	-	-	-

Net Loss	$(84,741)	(76,928)	$(167,723)	$(139,400)
Basic net loss per share	$(0.001)	(0.001)	$(0.002)	$(0.002)
Diluted net loss per share	$(0.001)	(0.001)	$(0.002)	$(0.002)

Weighted average number of common shares outstanding	68,911,657	68,631,657	68,911,657	68,220,884

Diluted weighted average number of common shares outstanding	68,911,657	68,631,657	68,911,657	68,220,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit
	Shares	Amount	Capital	(Revised)	Total
Balance at December 31, 2024	68,911,657	68,912	878,755	(1,509,061)	(561,394)
Net loss	-	-	-	(82,982)	(82,982)
Balance at March 31, 2025	68,911,657	$68,912	$878,755	$(1,592,043)	$(644,376)
Net loss	-	-	-	(84,741)	(84,741)
Balance at June 30, 2025	68,911,657	$68,912	$878,755	$(1,676,784)	$(729,117)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	67,806,657	67,807	688,200	(1,245,520)	(489,513)
Issuance of common stock	625,000	650	99,350	-	100,000
Net loss	-	-	-	(62,472)	(62,472)
Balance at March 31, 2024	68,431,657	$68,457	$787,550	$(1,307,992)	$(451,985)
Issuance of common stock	20,200,000	20,200	2,605,800	-	2,626,000
Net loss	-	-	-	(76,928)	(76,928)
Balance at June 30, 2024	88,631,657	$88,657	$3,393,350	$(1,384,920)	$2,097,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For six months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(167,723)	$(139,400)
Adjustments to reconcile net loss to cash flows in operating activities
Depreciation of fixed assets	1,351	3,004
Shares issued for service	26,044	26,000
Changes in operating assets and liabilities:
Account receivables	(739)	-
Deposits	-	(4,350)
Prepayments	5,633	-
Accounts payable and accrued expenses	(3,267)	(90,762)
Deferred revenue	3,484	-
Net cash used in operating activities	(135,217)	(205,508)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	$(6,879)	-
Net cash used in investing activity	(6,879)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	$-	$200,000
Proceeds from loan from related parties	118,530	-
Net cash generated from financing activity	118,530	200,000

Net decrease in cash and cash equivalents	(23,566)	(5,508)
Cash and cash equivalents at beginning of the period	39,230	101,812
Cash and cash equivalents at end of the period	$15,664	$96,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$945	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (together with its subsidiary, the "Company") was incorporated under the laws of the State of Nevada on July 8, 2014. On September 30, 2024, the Company changed its fiscal year-end from September 30 to December 31. The Company provides customized digital solutions to small and medium-sized businesses, including website and online store development, data analysis, and machine learning-based problem solving.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had accumulated deficit of $1,676,784 and a working capital deficiency of $734,645 as of June 30, 2025. The Company has never generated consistent net income since inception. There is no guarantee that Company will generate consistent revenue and net income in the future. The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company actively looks for new business opportunities, and its operating expenses are solely reliant on loans from the shareholders and equity financing.

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2025, and its results of operations and cash flows for the three and six months period then ended. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2025.

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

Cash and Cash Equivalents

Cash equivalents include short-term deposits with an original maturity of three months or less, which are readily convertible into a known amount of cash. As of June 30, 2025 and December 31, 2024, there are no cash equivalents.

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

NOTE 4. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	June 30, 2025	December 31, 2024

Office furniture and equipment	$6,879	$5,536
Less: Accumulated depreciation	(1,351)	(5,536)
Property, plant, and equipment, net	$5,528	$-

During the six months ended June 30, 2025, the Company purchased new fixed assets with the total costs of $6,879. The Company also wrote off fully amortized equipment with original cost of $5,536 and a net book value of $nil during the six months ended June 30, 2025.

NOTE 5. PREPAYMENTS

	June 30, 2025	December 31, 2024

Prepaid share-based payments issued to consultants(1)	$27,117	$53,161
Deferred financing costs(2)	2,167	-
Other prepaid expenses	1,300	9,100
Prepayments	$30,584	$62,261

(1)	The Company issued common stocks to consultants in exchange for IT services to be provided over a period of one to two years period. The fair value of the common stocks is amortized over the service period using the straight-line method.
(2)	On July 1, 2025, the Company entered into a loan agreement with the Chief Executive Officer of the Company, under which the officer agreed to provide up to CAD$500,000 for working capital purposes. The officer obtained the funds from a third-party financial institution and subsequently advanced them to the Company. Under the terms of the agreement, the Company is required to reimburse the officer for any interest and financing fees incurred in connection with the loan from the financial institution. During the six months ended June 30, 2025, the officer incurred financing fee and legal costs of $2,167, which were reimbursed by the Company. The interest rate on the loan from the financial institution is prime + 2.54%, with a minimum annual rate of 7.49%, calculated monthly. As of the date of approval of these financial statements, the outstanding principal balance under the agreement was CAD$100,000.

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Amounts due to related parties:

	June 30, 2025	December 31, 2024

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	$120,000	$120,000
Zenox Enterprises Inc	$70,000	$50,000
Chao Long Huang	$98,530	$-
	$747,530	$629,000

Shuhua Liu and Chiu Kin Wong are major shareholders of the Company. Zenox Enterprises Inc. is owned by Chao Long Huang, the Chief Executive Officer of the Company.

During the six months ended June 30, 2025, the Company’s CEO advanced $98,530 (C$140,000) to the Company for working capital purposes and charged interest of $1,923, of which $945 was paid. The officer had obtained the funds from a third-party financial institution and subsequently advanced them to the Company. Under the terms of the agreement, the Company is required to reimburse the officer for any interest and financing fees incurred in connection with the loan from the financial institution.

The above loans are unsecured and have no specific dates of repayments. All of the loans are non-interest bearing except for the loan from Chao Long Huang, which bears interest of 5.7% per annum.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 preferred stock shares with a par value of $0.001 per share.  No preferred stock shares are issued or outstanding as at June 30, 2024 and December 31, 2024.

Common stock

The Company is authorized to issue 500,000,000 common stock shares with a par value of $0.001 per share.

Transactions for the six months ended June 30, 2024:

•	On March 27, 2024, the Company issued 625,000 shares of common stock to Mrs. Chaoying Huang, for $100,000 as the operating capital.
•	On April 8, 2024, Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of 1103001 B.C. Ltd., dba St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada, (“Mega”). SNTW acquired all the outstanding common stock of Mega and the shareholders of Mega received 20,000,000 shares of the common stock of SNTW. The shares are contingently returnable if the closing conditions are not met. On October 11, 2024, the Company and Mega agreed to entered into a reverse merger agreement, whereby the stock purchase agreement was rescinded and all previous actions in support of the transaction were reversed including the shares issued to the shareholders of Mega. On December 12, 2024, the 20,000,000 shares of common stock were returned to the Company's share pool.
•	On April 9, 2024, the Company issued 200,000 shares of common stock to Ms. Luo Qun in exchange for consulting services. The fair value of the common stock is $0.1301 per share based on the share price on the issuance date.

Transactions for the six months ended June 30, 2025:

•	There were no shares issued during the six months ended June 30, 2025.

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which the enterprise may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides on resource allocation based on the net income or loss reported on the statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the net income (loss) as reported on the consolidated statements of operations and the total assets as reported on the consolidated balance sheets. The net income (loss) is reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available. The CODM also reviews the net income (loss) to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The Company had one customer for the three and six months ended June 30, 2025, and no customers during the same period in 2024.

NOTE 9. PRIOR PERIOD ERRORS

In connection with the preparation of the interim condensed consolidated financial statements for the 3 and 6 months ended June 30, 2025, the Company identified an error in the fair value of shares issued to consultants which overstated the prepayments by $130,967 and additional paid-in capital by $150,340 as of December 31, 2024.

General and administrative expenses for the three-month period ended December 31, 2024 were overstated by $19,373, which was offset by another error related to understatement of accounts payable and accrued expenses of in the same amount of $19,373. As a result, there is no impact to the Company’s net loss for the period ended December 31, 2024.

The Company evaluated the materiality of this error in accordance with SEC Staff Accounting Bulletin No. 99 and 108 and concluded that the error was not material to the previously issued consolidated financial statements for any prior period. However, the Company has revised the prior period amounts in the accompanying consolidated financial statements and related disclosures for consistency and transparency.

The revisions to the consolidated balance sheets as of December 31, 2024 are as follows:

	Previously reported	Adjustment	Revised
Prepayments	$193,228	$(130,967)	$62,261
Total Current Assets	$234,676	$(130,967)	$103,709
Accounts payable and accrued expenses	$16,730	$19,373	$36,103
Total Current Liabilities	$645,730	$19,373	$665,103
Additional paid-in capital	$1,029,095	$(150,340)	$878,755
Total Stockholders’ Deficit	$(411,054)	$(150,340)	$(561,394)

The revisions to the consolidated cash flows for the year ended September 30, 2024 are as follows:

	Previously reported	Adjustment	Revised
Shares issued for services	$-	$29,686	$29,686
Prepayments	$(18,707)	$(7,059)	$(25,766)
Accounts payable and accrued expenses	$(110,431)	$19,373	$(91,058)
Net cash used in operating activities	$345,288	$42,000	$303,288
Proceeds from share issuance	$242,000	$(42,000)	$200,000
Net cash generated from financing activities	$242,000	$(42,000)	$200,000

There is no impact on the statements of cash flows for the three-month ended December 31, 2024.

There is no impact on the statements of operations and net income per share for the year ended September 30, 2024 and three-month ended December 31, 2024.

There is no impact to the statements of cash flows, statements of operations and net loss per share for the three and six months ended June 30, 2024.

As the prepayments were overstated as of December 31, 2024, the amortization of the prepayment for the three months ended March 31, 2025 was overstated. The revisions to the consolidated balance sheets as of March 31, 2025 are as follows:

	Previously reported	Adjustment	Revised
Prepayments	$132,514	$(102,757)	$29,757
Total Current Assets	$200,647	$(102,757)	$97,890
Additional paid-in capital	$1,029,095	$(150,340)	$878,755
Accumulated deficit	$(1,639,626)	$47,583	$(1,592,043)
Total Stockholders’ Deficit	$(541,619)	$(102,757)	$(644,376)

The revisions to the consolidated statement of operations for the three months period ended March 31, 2025 are as follows:

	Previously reported	Adjustment	Revised
General and administrative expenses	$130,565	$(47,583)	$82,982
Loss from operations	$130,565	$(47,583)	$82,982
Net loss	$130,565	$(47,583)	$82,982

There is no impact on the statements of cash flows and the loss per share for the three-month ended March 31, 2025.

NOTE 10. SUBSEQUENT EVENTS

On July 1, 2025, the Company entered into a loan agreement with an officer of the Company, under which the officer agreed to provide up to CAD$500,000 for working capital purposes. As of the date of approval of these financial statements, the outstanding principal balance of the loan was CAD$100,000. The officer obtained the funds from a third-party financial institution and subsequently advanced them to the Company. Under the terms of the agreement, the Company is required to reimburse the officer for any interest and financing fees incurred in connection with the loan from the financial institution. The interest rate on the loan from the financial institution is prime + 2.54%, with a minimum annual rate of 7.49%, calculated monthly.

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

In the absence of an external credit facility, the Company relies on pass-through borrowings from the CEO and reimburses the actual bank interest with no spread or additional consideration. The two facilities bear rates of 5.7% (insurance-collateralized policy loan) and prime + 2.54%, with a minimum annual rate of 7.49% (mortgage-secured bank loan). In addition, during the six months ended June 30, 2025, the CEO, through Zenox Enterprises Inc., provided a $20,000 non-interest-bearing working-capital advance in addition to a $50,000 non-interest-bearing advance dated November 20, 2024.

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

Background and Business

Summit Networks Inc. (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014.

On March 28, 2025, the Company entered into an agreement with Zenox Enterprises Inc. to develop a next-generation AI-powered healing platform. Originally established in November 2024, the Sumnet IT team leads the technical development of the platform.

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

Results of Operations

During the three months ended June 30, 2025 and 2024, we generated revenue of $2,535 and $nil, respectively. Our revenue is related to development of a small business’s websites. As we are still in the early stages of developing our business, the number of projects is limited and revenue is not steady. Our general and administrative expenses for the three months ended June 30, 2025 increased to $82,069 compared to the same period in 2024 mainly due to the increase in consulting fee.

Our general and administrative expenses increased from $139,928 for the six-month period ended June 30, 2024 to $165,051 for the six-month period ended June 30, 2025 mainly due to higher professional fees in the first quarter of 2025.

Our cash flow used in operating activities for the six-month ended June 30, 2025 and 2024 was $135,217 and $205,508 respectively. The decrease in cash flow used in operating activities was mainly due to the decrease in accounts payable and accrued expenses during the six-month ended June 30, 2024.

Our net cash used in investing activities was $6,879 for the six-month ended June 30, 2025, which was related to purchase of computer equipment (six-month ended June 30, 2024: $nil).

Our cash from financing activities was $118,530 for the six-month period ended June 30, 2025, which was related to loans from related parties. Our cash from financing activities was $200,000 for the same period last year, which was related to equity financing.

Our total assets as of June 30, 2025 were $54,733.

As of June 30, 2025, the Company had 68,911,657 shares of common stock issued and outstanding.

As of June 30, 2025 and December 31, 2024, there are a total of $747,530 and $629,000 loans from related parties respectively.

	June 30, 2025	December 31, 2024

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	$120,000	$120,000
Zenox Enterprises Inc	$70,000	$50,000
Chao Long Huang	$98,530	$-
	$747,530	$629,000

Shuhua Liu and Chiu Kin Wong are major shareholders of the Company. Zenox Enterprises Inc. is owned by Chao Long Huang, the Chief Executive Officer of the Company.

During the quarter ended June 30, 2025, the Company’s CEO advanced $98,530 ($140,000 in Canadian Dollar) to the Company for working capital purpose and charged interest of $1,923.

During the quarter ended June 30, 2025, Zenox Enterprises Inc. advanced $20,000 to the Company.

The above loans are unsecured and have no specific dates of repayments. All of the loans are non-interest bearing except for the loan from Chao Long Huang which bears interest of 5.7% per annum.

Liquidity and Capital Resources

The Company had a negative operating cash flow of $135,217 for the six months ended June 30, 2025. The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of an asset and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of June 30, 2025 we had cash of $15,664 and working capital deficit of $734,645. These factors raise significant doubt about our ability to continue as a going concern as discussed in the footnotes to our financial statements. On July 1, 2025, the Chief Executive Officer signed an agreement with the Company to provide a loan of up to CAD$500,000 to the Company and advanced CAD$100,000, subsequent to the period ended June 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over disclosure controls and procedures were not effective as of June 30, 2025

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2025, due to the following material weaknesses that our management identified in our internal control over financial reporting as of June 30, 2025:

1).	We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2).	We lack internal accounting personnel who possesses U.S GAAP knowledge and working experience.

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

We plan to take steps to remediate this material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff who has U.S. GAAP knowledge and working experience and/or maintaining outside consultants experienced in U.S. GAAP financial reporting as well as in SEC reporting requirements.  On June 18, 2025, we hired an external consultant who has over 19 years of experience in financial reporting of public listed companies in Canada and the United States. Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

Our management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of evaluated the effectiveness of our internal control over financial reporting as of June 30, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2025, our company’s internal control over financial reporting was not effective for the reasons set forth above. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Summit Networks Inc.

Date: August 19, 2025	By:	/s/ Chao Long Huang
(Principal Executive Officer)