Form 10-Q
period 2025-09-30
Summit Networks Inc.
filed 2025-11-14
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2025 is as follows:

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025 (Unaudited)	2024 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$94,947	$39,230
Deposits	2,218	2,218
Prepayments	13,879	62,261
Total Current Assets	111,044	103,709

Non-Current Assets:
Plant and equipment, net	5,194	-
Total Non-Current Assets	5,194	-

TOTAL ASSETS	$116,238	$103,709

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$41,783	$36,103
Due to related parties	884,156	629,000
Total Current Liabilities	925,939	665,103

TOTAL LIABILITIES	$925,939	$665,103

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 68,911,657 shares issued and outstanding as at September 30, 2025 and December 31, 2024	68,912	68,912
Additional paid-in capital	878,755	878,755
Accumulated deficit	(1,757,368)	(1,509,061)
Total Stockholders’ Deficit	(809,701)	(561,394)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$116,238	$103,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended		For nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Revenue	$9,262	-	11,797	$-
Cost of sales	9,382	-	12,666	-
Gross profit	(120)	-	(869)	-

Operating Expenses:
General and administrative expenses	81,007	41,212	246,058	181,140
Loss from operations	(81,127)	(41,212)	(246,927)	(181,140)

Other income (expense)
Interest income	543	-	-	528
Gain on debt forgiveness		12,500		12,500
Interest expense	-	-	(1,380)	-
Loss before income taxes	(80,584)	(28,712)	(248,307)	(168,112)

Income tax expenses	-	-	-	-

Net Loss	$(80,584)	(28,712)	(248,307)	$(168,112)
Basic net loss per share	$(0.001)	(0.000)	(0.004)	$(0.002)
Diluted net loss per share	$(0.001)	(0.000)	(0.004)	$(0.002)

Weighted average number of common shares outstanding	68,911,657	81,201,510	68,911,657	88,696,712

Diluted weighted average number of common shares outstanding	68,911,657	81,201,510	68,911,657	88,696,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	68,911,657	68,912	878,755	(1,509,061)	(561,394)
Net loss	-	-	-	(82,982)	(82,982)
Balance at March 31, 2025	68,911,657	$68,912	$878,755	$(1,592,043)	$(644,376)
Net loss	-	-	-	(84,741)	(84,741)
Balance at June 30, 2025	68,911,657	$68,912	$878,755	$(1,676,784)	$(729,117)
Net loss	-	-	-	(80,584)	(80,584)
Balance at September 30, 2025	68,911,657	68,912	878,755	(1,757,368)	(809,701)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2023	67,806,657	67,807	688,200	(1,245,520)	(489,513)
Issuance of common stock	625,000	650	99,350	-	100,000
Net loss	-	-	-	(62,472)	(62,472)
Balance at March 31, 2024	68,431,657	$68,457	$787,550	$(1,307,992)	$(451,985)
Issuance of common stock	20,200,000	20,200	2,605,800	-	2,626,000
Net loss	-	-	-	(76,928)	(76,928)
Balance at June 30, 2024	88,631,657	$88,657	$3,393,350	$(1,384,920)	$2,097,087
Issuance of common stock	80,000	80	15,920	-	16,000
Net loss	-	-	-	(28,712)	(28,712)
Balance at September 30, 2024	88,711,657	$88,737	$3,409,270	$(1,413,632)	$2,084,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(248,307)	$(165,107)
Adjustments to reconcile net loss to cash flows in operating activities
Depreciation of fixed assets	1,685	-
Amortization of shares pre-issued for services	39,282	38,499
Changes in operating assets and liabilities:
Prepayments	9,100	(34,579)
Accounts payable and accrued expenses	5,680	(94,299)
Net cash used in operating activities	(192,560)	(255,486)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	$(6,879)	-
Net cash used in investing activity	(6,879)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of common stock	$-	$200,000
Proceeds from loan from related parties	255,156	-
Net cash generated from financing activity	255,156	200,000

Net decrease in cash and cash equivalents	55,717	(55,486)
Cash and cash equivalents at beginning of the period	39,230	101,812
Cash and cash equivalents at end of the period	$94,947	$46,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,843	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014. On September 30, 2024, the Company changed its fiscal year-end from September 30 to December 31. The Company delivers digital transformation services to small and medium-sized businesses—covering website and e-commerce builds, workflow digitization, data analytics, and AI-assisted process optimization—and, where appropriate, implements non-custodial Web2+Web3 record-verification modules (access-only, no client funds handled) to enhance auditability and compliance.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had accumulated deficit of $1,757,368 and a working capital deficiency of $814,895 as of September 30, 2025.  The Company has never generated consistent net income since inception. There is no guarantee that Company will generate consistent revenue and net income in the future. The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company actively looks for new business opportunities, and its operating expenses are solely relied on loans from the shareholders and equity financing.

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2025, and its results of operations and cash flows for the three and nine months period then ended. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2025.

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

Cash and Cash Equivalents

Cash equivalents include short-term deposits with an original maturity of three months or less, which are readily convertible into a known amount of cash. As of September 30, 2025 and December 31, 2024, there is no cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of the promised services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company is primarily engaged in computer integrated systems design and provides technology platform development services to its customers. Revenue is recognized over time as services are rendered, based on the progress toward completion of the project. Progress is measured using the Company’s assessment of work performed to date relative to the total services promised under the contract.

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

NOTE 4. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Office furniture and equipment	$6,879	$5,536
Less: Accumulated depreciation	(1,685)	(5,536)
Property, plant, and equipment, net	$5,194	$-

During the nine months ended September 30, 2025, the Company purchased new fixed assets with the total costs of $6,879. The Company has also written off fully amortized equipment with original cost of $5,536 and a net book value of $nil during the nine months ended September 30, 2025

NOTE 5. PREPAYMENTS

	September 30, 2025	December 31, 2024
Prepaid share-based payments issued to consultants(1)	$13,879	$53,161
Other prepaid expenses	-	9,100
	$13,879	$62,261

(1)	The Company issued common stocks to consultants in exchange for IT services to be provided over a period of one to two years period. The fair value of the common stocks is amortized over the service period using the straight-line method.

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Amounts due to related parties:

	September 30, 2025	December 31, 2024

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	$120,000	$120,000
Zenox Enterprises Inc	$70,000	$50,000
Chao Long Huang	$235,156	$-
	$884,156	$629,000

Shuhua Liu and Chiu Kin Wong are major shareholders of the Company. Zenox Enterprises Inc. is owned by Chao Long Huang, the Chief Executive Officer and director of the Company.

During the nine months ended September 30, 2025, the Company’s CEO advanced $235,156 (C$323,179) to the Company for working capital purpose and charged interest of $2,843. The officer had obtained the funds from a third-party financial institution and subsequently advanced them to the Company. Under the terms of the agreement, the Company is required to reimburse the officer for any interest and financing fees incurred in connection with the loan from the financial institution.

The loans advanced from Shuhua Liu, Chiu Kin Wong and Zenox Enterprises Inc. are unsecured and have no specific dates of repayments. Included in the $235,156 advanced from Chao Long Huang, $98,530 bears interest of 5.7% per annum and has no specific repayment date. The remaining $136,626 bears interest of RBC prime plus 2.54% with a minimum of 7.49% calculated monthly, and is repayable on July 1, 2026, unless an earlier repayment date is mutually agreed upon by both parties.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 preferred stock shares with a par value of $0.001 per share.  No preferred stock issued or outstanding as at December 31, 2024 and September 30, 2025.

Common stock

The Company is authorized to issue 500,000,000 common stock shares with a par value of $0.001 per share.

Transactions for the nine months ended September 30, 2024:

•	On March 27, 2024, the Company issued 625,000 shares of common stock to Mrs. Chaoying Huang, for $100,000 as the operating capital.
•	On April 8, 2024, Summit Networks, Inc. (“SNTW”) entered into a stock purchase agreement with the shareholders of 1103001 B.C. Ltd., dba St. Mega Enterprises, a Canadian corporation, located in British Columbia Canada, (“Mega”). SNTW acquired all the outstanding common stock of Mega and the shareholders of Mega received 20,000,000 shares of the common stock of SNTW. The shares are contingently returnable if the closing conditions are not met. On October 11, 2024, the Company and Mega agreed to entered into a reverse merger agreement, whereby the stock purchase agreement was rescinded and all previous actions in support of the transaction were reversed including the shares issued to the shareholders of Mega. On December 12, 2024, the 20,000,000 shares of common stock were returned to the Company's share pool.

•	On April 9, 2024, the Company issued 200,000 shares of common stock to Ms. Luo Qun in exchange for consulting services. The fair value of the common stock is $0.1301 per share based on the share price on the issuance date
•	On July 13, 2024, the Company issued 30,000 shares of common stock to He Chen and 50,000 shares of common stock to Xuezhi Ma.

Transactions for the nine months ended September 30, 2025:

•	There were no shares issued during the nine months ended September 30, 2025.

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

The Company had two customers for the three and nine months ended September 30, 2025 (three and nine months ended September 30, 2024: nil ).

NOTE 9. SUBSEQUENT EVENTS

No events or transactions have occurred after the reporting date that would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of Summit Networks, Inc.’s (“SNTW,” the “Company,” “we,” “us,” or “our”) financial condition, changes in financial condition, and results of operations should be read together with the condensed consolidated financial statements (including the notes) presented elsewhere in this report. This section includes management’s explanation of our performance, the key factors that affected past and expected future results, and our current investment and financing posture.

This MD&A contains forward-looking statements that reflect our current plans, estimates, and beliefs. Actual results may differ materially due to a variety of risks and uncertainties, including those discussed here and elsewhere in this report—such as project timing, customer adoption, integration dependencies, resource availability, and changes in law or its interpretation. Except as required by applicable securities laws, we undertake no obligation to update forward-looking statements.

Background and Business

Summit Networks Inc. (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014.

On March 28, 2025, we entered into an agreement with Zenox Enterprises Inc. to collaborate on the development of a digital wellness platform with AI-enabled features. Our Sumnet IT team, established in November 2024, is responsible for the technical development of this platform. In April 2025, to align with the Company’s shift from general digital consulting services toward technology platform development, we reclassified our primary SIC from “73—Business Services” to SIC 7373—Computer Integrated Systems Design.

During the quarter, our subsidiary completed two deliverables for small-to-medium enterprise (SME) customers:

1.	A Web2 tools package supporting website updates and workflow digitization; and
2.	A Web2+Web3 interaction layer that links business events to modular, time-stamped, verifiable records on a blockchain for auditability.

We recognized approximately $9,262 of revenue from these deliverables, consistent with the amounts reported in our financial statements. This represented the initial commercialization of our SME digital-upgrade offering.

Management notes that milestone-based pricing in this pilot phase for the three months ended September 30, 2025 may not represent future periods. Pricing depends on project scope, defined outcomes, and related costs; therefore, revenue recognized per milestone may vary between periods. Costs of revenues and operating expenses for the three months ended September 30, 2025 primarily reflect early-stage engineering, implementation, and customer onboarding. As a result of the project-based nature of our work, quarterly results may fluctuate.

As a listed company, SNTW seeks to balance technology development with regulatory and compliance requirements. Our development model integrates digital tools incrementally while maintaining the operational controls required of a public company. The Company’s Web2+Web3 framework is designed to be non-custodial: we do not issue digital assets, operate wallets, or handle client funds. Credentialing features are access-only (non-transferable and without expectation of profit). The primary objective is to provide verifiable record-keeping and workflow documentation within traditional Web systems. We have no current plans to operate a virtual-asset trading platform or to engage in activities requiring such a license. Any future financing would be conducted through traditional corporate instruments in compliance with applicable securities regulations.

The two deliverables for the three months ended September 30, 2025 introduced a repeatable process for SMEs: business event → digital capture → verifiable evidence → operational dashboard → strategy adjustment → iterative update. In practice, this supports (a) Web2 website refreshes and workflow updates, and (b) record-keeping for financing and supplier due-diligence workflows—without changing the way funds are processed. Management notes that these capabilities are intended to improve workflow transparency and support compliance with auditor and regulatory expectations.

Management continues to focus on disciplined cash management. In the fourth quarter of 2025, we expect to direct our private-placement efforts toward funding the build-out of a more complete enterprise integration toolkit, alongside ongoing cost control. We intend to use learnings from early solution deliveries to improve our technical development management and financial accounting processes. Given the project-based revenue profile, near-term results may remain variable as we expand delivery and refine pricing.

Results of Operations

During the three months ended September 30, 2025 and 2024, we generated revenue of $9,262 and $nil, respectively.  Our revenue is related to development of a small business’s websites. As we are still in the early stages of developing our business, the number of projects is limited and revenue is not steady. Our general and administrative expenses for the three months ended September 30, 2025 increased to $81,007 compared to $41,212 for the same period in 2024 mainly due to the increase in professional and consulting fees.

Our general and administrative expenses increased from $181,140 for the nine-month period ended September 30, 2024 to $246,058 for the nine-month period ended September 30, 2025 mainly due to higher professional fees and consulting fees in the third quarter of 2025.

Our cash flow used in operating activities for the nine-month ended September 30, 2025 and 2024 was $192,560 and $255,486 respectively. The decrease in cash flow used in operating activities was mainly due to the decrease in accounts payable and accrued expenses during the nine-month ended September 30, 2024 was much higher compared to the same period this year as well as a portion of consulting fees settled through the issuance of common shares during the nine month ended September 30, 2025.

Our net cash used in investing activities was $6,879 for the nine-month ended September 30, 2025, which was related to purchase of computer equipment (nine-month ended September 30, 2024: $nil).

Our cash from financing activities was $255,156 for the nine-month period ended September 30, 2025, which was related to loans from related parties. Our cash from financing activities was $200,000 for the same period last year, which was related to equity financing.

Our total assets as of September 30, 2025 were $116,238.

As of September 30, 2025, the Company had 68,911,657 shares of common stock issued and outstanding.

As of September 30, 2025 and December 31, 2024, there are a total of $884,156 and $629,000 loans from related parties respectively.

	September 30, 2025	December 31, 2024

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	$120,000	$120,000
Zenox Enterprises Inc	$70,000	$50,000
Chao Long Huang	$235,156	$-
	$884,156	$629,000

Shuhua Liu and Chiu Kin Wong are major shareholders of the Company. Zenox Enterprises Inc. is owned by Chao Long Huang, the Chief Executive Officer and director of the Company.

During the nine-month ended September 30, 2025, the Company’s CEO advanced $235,156 to the Company for working capital purpose and charged interest of $2,843.

The loans advanced from Shuhua Liu, Chiu Kin Wong and Zenox Enterprises Inc. are unsecured and have no specific dates of repayments. Included in the $235,156 advanced from Chao Long Huang, $98,530 bears interest of 5.7% per annum and has no specific repayment date. The remaining $136,626 bears interest of RBC prime plus 2.54% with a minimum of 7.49% calculated monthly, and is repayable on July 1, 2026, unless an earlier repayment date is mutually agreed upon by both parties.

Liquidity and Capital Resources

The Company had a negative operating cash flow of $192,560 for the nine months ended September 30, 2025. The Company’s financial statements have been prepared on a going-concern basis which contemplates the realization of an asset and the settlement of liabilities and commitments in the normal course of business. The Company’s liquidity and capital needs relate primarily to working capital and other general corporate requirements. The business will require significant amounts of capital in the near term to sustain operations and make the investments it needs to continue operations and execute its longer-term business plan. As of September 30, 2025 we had cash of $94,947 and working capital deficit of $814,895. These factors raise significant doubt about our ability to continue as a going concern as discussed in the footnotes to our financial statements.  On July 1, 2025, the Chief Executive Officer signed an agreement with the Company to provide up to CAD$500,000 loan to the Company and advanced total of $235,156 (CAD$328,197) as of September 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is communicated to management, including the Chief Executive Officer and Chief Financial Officer, to permit timely decisions regarding disclosure.

Management recognizes that any system of disclosure controls and procedures can provide only reasonable assurance of achieving its objectives. In addition, the design of such controls and procedures must reflect resource limitations, and management must exercise judgment in evaluating the relative costs and benefits of implementing additional controls.

Due to the limited number of accounting and finance personnel, certain duties and responsibilities are not adequately segregated, which could increase the risk of errors or irregularities. Further, the Company does not have sufficient documentation on internal control narratives, risk assessments, or control policies to support consistent and effective financial reporting process.

Based on this evaluation, and after considering the material weaknesses identified above, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025.

Material Weakness in Internal Control Over Financial Reporting

Management conducted its evaluation of disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were not effective as of September 30, 2025, To address these material weaknesses in internal control over financial reporting, management has undertaken the following measures:

1. Audit Committee Establishment

On August 25, 2025, the Board of Directors approved the establishment of the Company’s Audit Committee. The Audit Committee is responsible for oversight of accounting, financial reporting, and audit functions.

2. Internal Control Environment

On September 1, 2025, the Company engaged an accounting firm with over 30 years of professional experience to dedicate resources to the Company’s financial reporting matters, including the preparation and review of financial statements and related disclosures. To remediate the identified control deficiencies and enhance oversight of financial reporting, the Company affirms that the preparation of financial statements and related disclosures will be conducted with sustained, effective communication with management; in adherence to professional standards of due care, objectivity and prudence, compliance, and integrity; and on an evidence-based foundation for significant judgments and estimates, so that disclosures are true, complete, free of material omission, and in conformity with applicable accounting and regulatory requirements.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

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

Our management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of evaluated the effectiveness of our internal control over financial reporting as of September 30, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2025, Due to the material weaknesses identified: 1) limited segregation of duties; 2) insufficient internal control documentation, our company’s internal control over financial reporting was not effective for the reasons set forth above. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Summit Networks Inc.

Date: November 14 2025	By:	/s/ Chao Long Huang
(Principal Executive Officer)

