Form 10-K
period 2025-12-31
Summit Networks Inc.
filed 2026-04-24
CIK 1619096

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from, December 31, 2024 to December 31, 2025

Commission File No. 333-199108

Summit Networks, Inc.

(Exact name of registrant as specified in its charter)

Nevada	35-2511257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 Brickell Avenue, Suite 900, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 305-347-5158

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

The aggregate market value of the common voting stock held by non-affiliates of the Registrant as of the last business day for the Registrants as of December 31, 2025was approximately $1,865,156.

As of December 31, 2025, there were 68,911,657 shares of common stock, par value $0.001 per share issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Report"), including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management's current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	The Company’s ability to identify, evaluate and complete acquisitions of suitable logistics companies;
●	The Company’s ability to successfully integrate acquired businesses;
●	The Company’s ability to secure financing in connection with acquisition opportunities;
●	The Company’s ability to implement an acquisition-driven growth strategy.

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

PART I

ITEM 1. BUSINESS

Corporate Background and General Strategic Overview

Summit Networks Inc. (together with its subsidiary, the "Company") was incorporated under the laws of the State of Nevada on July 8, 2014. Historically, the Company explored multiple business directions, including product distribution and other commercial initiatives. These activities were limited in scale and did not result in sustained operating revenues.

During fiscal 2025, the Company completed a defined phase of internal development focused on organizational structuring, governance enhancement, and evaluation of operational direction. These activities were designed as preparatory work and were not intended to represent ongoing commercial operations.

1.	Current Business Strategy

The Company is currently in a strategic transition phase. Management’s primary focus is to pursue controlling acquisitions of cash-flow generating logistics enterprises, primarily in Asia.

The Company intends to enhance the operational performance of acquired businesses through standardized governance, financial discipline, and selective digital integration. These capabilities were developed during the Company’s internal development phase and are expected to support post-acquisition integration and operational efficiency.

The Company is positioning itself as a capital-efficient acquisition platform within the logistics sector. Management has initiated preliminary evaluation and engagement with potential acquisition targets; however, no definitive agreements have been executed as of the date of this report.

2.	Strategic Positioning

The Company’s long-term objective is to build a scalable logistics-focused platform through disciplined acquisitions. Rather than relying on organic growth from a single operating business, the Company intends to expand through the acquisition of established, revenue-generating enterprises.

This approach is designed to:

●	Establish a stable cash flow base
●	Improve operational efficiency across acquired entities
●	Enhance long-term shareholder value through structured growth

There can be no assurance that any acquisition will be completed or that the Company will be successful in executing its strategy.

3.	Competition

The logistics industry is highly competitive and fragmented, particularly in Asia. The Company expects to compete with existing logistics operators, regional service providers, and other acquisition-focused platforms. The Company’s ability to compete will depend on its access to capital, execution capability, and ability to identify suitable acquisition targets.

4.	Regulatory Considerations

The Company’s potential acquisition activities may be subject to regulatory approvals in relevant jurisdictions. In addition, as a public reporting company in the United States, the Company is subject to ongoing reporting and compliance obligations under applicable securities laws.

5.	Employees

As of December 31, 2025, the Company does not have a large employee base and relies on a combination of management oversight and external professional services. The Company expects to expand its operational capabilities following the completion of any acquisition transactions.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1221 Brickell Avenue, Suite 900, Miami, Florida, USA 33131

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on OTCQB operated by the OTC Markets under the symbol "SNTW." The OTCQB application was approved on August 31, 2023. There has been very limited trading in our shares of common stock to date. We plan to work to create an active market in our shares.

As of December 31, 2025, there were 68,911,657 shares of common stock issued and outstanding and held by a total of 60 shareholders of record.

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

Background

Summit Networks Inc. (together with its subsidiary, the "Company") was incorporated under the laws of the State of Nevada on July 8, 2014. The Company was historically a development-stage issuer that explored various business opportunities prior to its current strategic transition.

1. Overview and Transitional Status

Summit Networks Inc. (the “Company”) historically operated as a development-stage issuer. During the year ended December 31, 2025, the Company did not generate significant operating revenues and continued to focus on internal organization, governance strengthening, and structured evaluation of future operational direction.

Management’s primary objective during fiscal 2025 was to preserve corporate continuity, maintain liquidity, complete defined internal development initiatives, and prepare the Company for a disciplined strategic transition.

2. Completion of Phase-One Internal Development Activities

During the year ended December 31, 2025, the Company completed a defined, time-limited phase of internal development activities. This phase consisted of research and evaluation work related to internal systems, digital workflows, and technical feasibility under fixed-term arrangements.

All planned tasks for this phase were completed as scheduled, and the related project activities concluded on December 31, 2025.

These activities were designed as a preparatory capability-building stage and were not intended as standalone commercial operations. The associated project contracts ended upon completion, and no continuing obligations remain under this initiative.

Management considers this phase to have achieved its intended internal objectives.

3. Strategic Transition and Board Adoption of 2026 Execution Plan

On December 31, 2025, the Board of Directors formally adopted a 2026 strategic execution plan centered on pursuing controlling acquisitions of cash-flow stable logistics enterprises.

The Company views fiscal 2025 as a capability-building year and fiscal 2026 as the operational implementation phase of a structured acquisition-driven strategy.

The digital and operational frameworks developed during 2025 are expected to serve as foundational tools for post-acquisition integration, governance standardization, and operational efficiency enhancement.

Following the revocation of regulatory restrictions in early February 2026, the Company initiated a governance upgrade and acquisition preparation phase consistent with Board authorization.

There can be no assurance that acquisition transactions will be completed.

4. Financial Condition and Liquidity

As of December 31, 2025, the Company had cash of $94,559 and total current liabilities of $1,009,316. Stockholders’ deficit totalled $892,467.

The Company continues to rely primarily on shareholder support for working capital. Management has adopted a conservative financial approach emphasizing cost control and liquidity preservation.

Consistent with the Board-approved acquisition strategy, management intends to evaluate financing alternatives in connection with specific acquisition opportunities rather than for general operating purposes.

No committed financing arrangements, acquisition agreements, or material business combinations had been executed as of December 31, 2025.

The Company’s financial statements have been prepared on a going-concern basis.

For the year ended December 31, 2025, period ended December 31, 2024 and year ended September 30, 2024, the Company had positive cash flow of $55,329 negative cash flow of $7,096 and $103,228, respectively. The Company's principal sources and uses of funds were as follows:

For the year ended December 31, 2025, the Company used $265,848 in the operating activities, compared to $57,096 for the period ended December 31, 2024 and $203,288 for the year ended September 30, 2024.  This increase was primarily attributable to higher general and administrative expenses, including professional fees and compensation related to governance and compliance functions. The Company used $6,879 in investing activities during fiscal year ended December 31, 2025 for the purchase of property, plant and equipment.

The Company's financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. As of December 31, 2025, the Company had $94,559 in cash and the outstanding liabilities were $1,009,316 compared to cash of $39,230 and outstanding liabilities of $665,103 as of December 31, 2024. Stockholders’ deficit as of December 31, 2025 was $892,467.

These factors raise significant doubt about our ability to continue as a going concern, as discussed in the footnotes to our financial statements. Management has implemented cost control measures and continues to receive financial support from shareholders and affiliated parties to maintain operations during the Company’s strategic transition phase.

Management believes that continued shareholder support, combined with disciplined execution of the Board-approved 2026 strategic framework, may provide a structured pathway toward improved liquidity. There can be no assurance that such plans will be successfully implemented.

5. Results of Operations

For the year ended December 31, 2025, the Company reported a net loss, reflecting general and administrative expenses associated with maintaining public company status, professional services, and the completion of internal development activities.

The Company generated total revenues of $11,797 during the year ended December 31, 2025. General and administrative expenses were $320,220 during the year ended December 31, 2025, compared to $328,984 for the fifteen-month period ended December 31, 2024. The increase in general and administrative expenses was primarily due to higher professional fees and salaries and wages paid to additional consultants.

The gain on debt forgiveness related to the write-off of certain liabilities for which the Company is no longer liable. As of December 31, 2025, the gain on debt forgiveness was $nil, compared to $12,500 for the fifteen-month period ended December 31, 2024.

The net loss was $331,073 for the year ended December 31, 2025, compared to $314,584 for the fifteen-month period ended December 31, 2024.

Total assets were $116,849 as of December 31, 2025, compared to $103,709 as of December 31, 2024.

As of December 31, 2025, the Company had 68,911,657 shares of common stock issued and outstanding.

6. Governance and Organizational Restructuring

Following the revocation of regulatory restrictions in February 2026, the Company implemented governance and organizational enhancements designed to support disciplined strategic execution.

Board oversight has been strengthened to emphasize:

• Independent supervision
• Financial compliance
• Strategic acquisition review
• Capital allocation discipline

Executive responsibilities have been clarified and centralized under a streamlined management structure.

The Company currently reports as a single operating segment.

7. Amounts Due to Related Parties

As of December 31, 2025, and December 31, 2024, amounts due to related parties consisted of the following (all advances are unsecured, non-interest bearing, and payable on demand). Any interest expense incurred by the Company arises from third-party financing arrangements and is borne by the Company. The related parties do not charge, receive, or benefit from any interest or spread in connection with these advances.

Related Party	Currency	Amount
Liu Shuhua	USD	$459,000
Wong Chiu Kin	USD	$120,000
Zenox Enterprises Inc.	USD	$70,000
Chao Long Huang	CAD	$140,000
Chao Long Huang	CAD	$282,846

Total balance as of December 31, 2025:

USD$649,000

CAD$422,846

Total balance as of December 31, 2025 was USD$957,056, which includes USD$649,000 and CAD$422,846 (equivalent to approximately USD$308,056 based on the year-end exchange rate.)

These advances represent short-term financial support provided to fund ongoing administrative, compliance, audit, and governance related expenditures.

There are no formal repayment schedules in place. Repayment, if any, will depend on the Company’s future liquidity position and capital availability.

8. Subsequent Repayment (January 2026)

In January 2026, the company repaid USD $20,000 to Zenox Enterprises Inc. This repayment did not affect the balances reported as of December 31,2025.

After this repayment, the outstanding balances due to the related parties were as follows:

USD$629,000

CAD$422,846

9. Management Commentary

Management maintains a conservative liquidity posture and continues to prioritize:

●	Preservation of working capital
●	Regulatory compliance
●	Governance stability
●	Controlled strategic transition

The Company does not currently have committed external financing arrangements and will evaluate capital alternatives only in connection with specific strategic initiatives, subject to Board authorization and regulatory compliance.

10. Outlook and Strategic Readiness

The Company is transitioning from a development-stage exploratory model toward an acquisition preparation phase.

Management anticipates evaluating potential acquisition opportunities during fiscal 2026. Any such transaction would remain subject to:

●	Board approval
●	Regulatory compliance
●	Availability of capital
●	Completion of due diligence

There can be no assurance that any acquisition or financing transaction will occur.

11. Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Mao & Ying LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Summit Networks Inc.

Opinion

We have audited the accompanying consolidated financial statements of Summit Networks Inc (the "Company"), which comprise the consolidated statements of balance sheets as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2025, the three months ended December 31, 2024, and the twelve months ended September 30, 2024 respectively, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, for the three months ended December 31, 2024 and for the twelve months ended September 30, 2024 respectively, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses of $1,840,134 since its inception and incurred a loss of $331,073 during the year ended December 31, 2025. These events or conditions, along with other matters as set forth in Note 2, indicate that a material uncertainty exists that may cast substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

1488 - 1188 West Georgia Street, Vancouver, British Columbia, V6E 4A2 Telephone: 778-379-8518 Fax: 778-379-8502

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

/s/ Mao & Ying LLP

Chartered Professional Accountants

Vancouver, Canada,

April 24, 2026

We have served as the Company's auditor since April 2025.

PCAOB ID No: 6976

SUMMIT NETWORKS INC.

CONSOLIDATED BALANCE SHEETS

	Note	December 31,	December 31,
		2025	2024 (Revised)
ASSETS
Current Assets:
Cash & cash equivalents		$94,559	$39,230
Deposits	6	2,218	2,218
Prepayments	7	15,452	62,261
Total Current Assets		112,229	103,709

Non-Current Asset:
Plant & equipment, net	5	4,620	-
Total Non-Current Asset		4,620	-

TOTAL ASSETS		$116,849	$103,709

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses		$52,260	$36,103
Due to related parties		957,056	629,000
Total Current Liabilities		1,009,316	665,103

Commitments and Contingencies		-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; nil share issued and outstanding		-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 68,911,657 issued and outstanding as of December 31, 2025 and December 31, 2024.		68,912	68,912
Additional paid-in capital		878,755	878,755
Accumulated deficit		(1,840,134)	(1,509,061)
Total Stockholders’ Deficit	9	(892,467)	(561,394)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT		$116,849	$103,709

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the 3 months period ended December 31	For the year ended September 30
	2025	2024	2024
Revenue	$11,797	$-	$-
Cost of Sales	(12,667)	-	-
Gross loss	(870)	-	-

Other Income:
Interest income	-	-	1,900
Interest expense	(9,983)	-	-
Gain on debt forgiveness	-	-	12,500
Total Other income:	$(9,983)	$-	$14,400
Operating Expenses:
General and administrative expenses	320,220	98,434	230,550
Loss from operations	(320,220)	(98,434)	(230,550)
Net Loss before tax	$(331,073)	$(98,434)	$(216,150)
Provision for income taxes	-	-	-
Net Loss	$(331,073)	$(98,434)	$(216,150)

Basic Net Loss per share	$(0.05)	$0.00	$0.00

Diluted Net Loss per share	$(0.05)	$0.00	$0.00

Weighted average number of common shares outstanding	68,911,657	68,911,657	88,711,657

Diluted weighted average number of common shares outstanding	68,911,657	68,911,657	88,711,657

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2023	67,139,990	$67,140	588,867	$(1,194,477)	$(538,470)
Issuance of new shares	21,571,667	21,572	2,820,428	-	2,842,000
Net loss	-	-	-	(216,150)	(216,150)
Balance, September 30, 2024	88,711,657	$88,712	3,409,295	$(1,410,627)	$2,087,380
Net loss	-	-	-	(98,434)	(98,434)
Issuance of new shares	200,000	200	49,460	-	49,660
Abolition of shares	(20,000,000)	$(20,000)	(2,580,000)	$-	$(2,600,000)
Balance, December 31, 2024	68,911,657	$68,912	878,755	$(1,509,061)	$(561,394)
Net loss	-	-	-	(331,073)	(331,073)
Balance, December 31, 2025	68,911,657	$68,912	878,755	$(1,840,134)	$(892,467)

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the 3 months period ended December 31,	For the year ended September 30,
	2025	2024 (Revised)	2024 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,073)	$(98,434)	$(216,150)
Adjustments for non-cash items:
Depreciation of fixed assets	2,259	-	-
Shares issued for services	47,015	8,813	29,686
Changes in operating assets and liabilities:
Prepayments	(206)	29,211	(25,766)
Accounts payable and accrued expenses	16,157	3,314	8,942
Net cash used in operating activities	(265,848)	(57,096)	(203,288)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of property, plant and equipment	$(6,879)	-	-
Net cash used in investing activities	(6,879)	-

CASH FLOWS FROM FINANCING ACTIVITY:
Due to related party	$328,056	50,000	-
Proceed from share issuance	-	$-	$100,000
Net cash generated from financing activity	328,056	50,000	100,000

Net increase (decrease) in cash and cash equivalents	55,329	(7,096)	(103,288)
Cash and cash equivalents at beginning of year	39,230	46,326	149,614
Cash and cash equivalents at end of year	$94,559	$39,230	$46,326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,697	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (together with its subsidiary, the "Company") was incorporated under the laws of the State of Nevada on July 8, 2014.

The Company currently maintains a simplified corporate structure. On May 8, 2020, Sumnet (Canada) Inc. ("Sumnet") was incorporated in Canada and is a wholly owned subsidiary of the Company.

During the year ended December 31, 2025, the Company completed a defined phase of internal development activities. These activities included organizational structuring, governance enhancement, and the development of internal operational models and digital workflow frameworks. This phase was designed as a preparatory stage to support future operations and was not intended to generate significant revenue.

The Company is currently in a strategic transition phase. Management’s primary focus is to pursue controlling acquisitions of cash-flow generating logistics enterprises, primarily in Asia, including port-based freight forwarding and related logistics service providers.

The Company intends to utilize the operational models and digital frameworks developed during fiscal 2025 to support post-acquisition integration, operational efficiency, and governance standardization.

Management has initiated preliminary evaluation and engagement with potential acquisition targets; however, no definitive agreements have been executed as of the date of these financial statements.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had limited operations and did not generate significant revenue since July 8, 2014 (date of inception). During the year ended December 31, 2025, the Company made progress in advancing the development of its business plan, including ongoing efforts in digital infrastructure development and strategic planning initiatives. As a result, the Company generated total revenue of $11,797 during the year ended December 31, 2025. As of December 31, 2025, the Company had an accumulated deficit of $1,840,134, net current liability of $897,087, and net cash outflows from operating activities of $265,848. The Company’s ability to continue as a going concern and to realize assets and discharge its liabilities in the normal course of business is dependent upon its generating profitable operations, obtaining additional financing or maintaining continued support from its shareholders, and identifying and acquiring other businesses or assets in the future. These factors indicate the existence of a material uncertainty that may cast significant doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

Cash and Cash Equivalents

Cash equivalents include short-term deposits with an original maturity of three months or less, which are readily convertible into a known amount of cash. There were no cash equivalents as of December 31, 2025 and December 31, 2024.

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

Income Tax

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. The Company does not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the statements of operations. As of December 31, 2025 and December 31 , 2024, the Company did not have any amounts recorded.

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

NOTE 4. PLANT & EQUIPMENT, NET

Plant & Equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Office furniture
Cost
Balance at beginning	$5,536	$5,536
Additions	6,879	-
Written-off	(5,536)	-
Balance at end	6,879	5,536

Less: Accumulated depreciation
Balance at beginning	5,536	5,536
Depreciation during the year	2,259	-
Written-off	(5,536)	-
Balance at end	2,259	5,536

Plant & equipment, net	$4,620	$-

NOTE 5. DEPOSITS

	December 31, 2025	December, 31 2024
Rental deposit	2,218	2,218
	$2,218	2,218

NOTE 6. PREPAYMENTS

The Company did not issue any common stock during the year ended December 31, 2025. During the year ended September 30, 2024 and the three-month period ended December 31, 2024, the Company issued 280,000 and 200,000 shares of common stock, respectively, to consultants in exchange for consulting services to be provided over a period of one to two years. The total fair value of these shares was $91,660. The fair value of the common stock issued is being amortized over the respective service periods using the straight-line method. As of December 31, 2025 and December 31, 2024, $6,147 and $53,161 remained unamortized and was recorded as prepaid expenses to consultants.

NOTE 7. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

	December 31, 2025	December 31, 2024

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	120,000	120,000
Chao Long Huang	308,056	-
Zenox Enterprises Inc	70,000	50,000
	$957,056	$629,000

Shuhua Liu and Chiu Kin Wong are major shareholders of the Company. Zenox Enterprises Inc. is owned by an officer of the Company.

During the year ended December 31, 2025, an officer advanced $308,056 (C$422,846) to the Company for working capital purposes. The officer obtained the funds from a third-party financial institution and subsequently advanced them to the Company. Under the terms of the arrangement, the Company is required to reimburse the officer for interest and financing fees incurred in connection with the third-party borrowing. Accordingly, the Company recorded interest expense of $8,616 for the year ended December 31, 2025. As of December 31, 2025, December 31, 2024 and September 30, 2024, the amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong and a third party Zenox Enterprise, were $957,056, $629,000, $579,000 respectively, which were unsecured, non-interest bearing with no specific repayment terms.

The loans advanced from Shuhua Liu, Chiu Kin Wong and Zenox Enterprises Inc. are unsecured and have no specific terms of repayments. Included in the $308,056 advanced from Chao Long Huang, $97,552 bears interest of 5.7% per annum and has no specific repayment date. The remaining $210,504 bears interest of RBC prime plus 2.54% with a minimum of 7.49% calculated monthly, and is repayable on July 1, 2026, unless an earlier repayment date is mutually agreed upon by both parties.

NOTE 8. STOCKHOLDERS' (DEFICIT)/EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 preferred stock shares with a par value of $0.001 per share.  No preferred stock issued or outstanding as at December 31, 2025 and December 31, 2024.

Common stock

The Company is authorized to issue 500,000,000 common stock shares with a par value of $0.001 per share.

On October 2, 2023, the Company issued 666,667 shares of common stock to Mrs. Chaoxia Huang, par value $0.15 per share for $100,000, which was received in the year ended September 30, 2023, as the operating capital.

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

On July 13, 2024, the Company issued 30,000 shares of common stock to Mrs. He Chen as consideration for providing IT-related services for a period of two years and 50,000 shares of common stock to Mr. Xuezhi Ma for consideration for providing consulting services for a period of two years. The fair value of the common stock is $0.328 per share based on the share price on the issuance date.

On December 14, 2024, the Company issued 50,000 shares of common stock to Mr. Zhuo An Li as consideration for providing IT-related services for a period of one year. The fair value of the common stock is $0.197 per share based on the share price on the issuance date.

On December 16, 2024, the Company issued 100,000 shares of common stock to Ms. Julie Yijia Yan as a nominee of Mr. Jun Yan as consideration for providing IT-related services for a period of one year. The fair value of the common stock is $0.197 per share based on the share price on the issuance date.

On December 16, 2024, the company issued 50,000 shares of common stock to Mr. Adrian Sylvain Chua as consideration for providing IT-related services for a period of one year. The fair value of the common stock is $0.197 per share based on the share price on the issuance date.

There were no shares issued during the year ended December 31, 2025.

NOTE 9. INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the year ended December 31, 2025 and the year ended December 31, 2024 to the Company's effective tax rate is as follows:

	December 31, 2025	December 31, 2024
Loss before income taxes	$(331,073)	$(314,584)
Corporate tax rate	21%	21%
Expected tax expense (recovery)	(69,525)	(66,063)
Difference in tax rate of foreign subsidiary	(6,344)	(5,533)
Permanent difference	9,873	8,085
Change in valuation allowance	65,996	63,511
Income tax expense	$-	$-

The Company had non-capital losses of $69,525 and $66,063 as of December 31, 2025 and December 31, 2024, respectively. These non-capital loss carryforwards may be carried forward indefinitely and are available to offset future taxable income, subject to applicable limitations.

The Company has evaluated the realizability of its deferred tax assets related to these loss carryforwards and concluded that it is more likely than not that such deferred tax assets will not be realized. Accordingly, a full valuation allowance has been recorded against the deferred tax assets associated with these loss carryforwards.

NOTE 10. SEGMENT INFORMATION

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

NOTE 11. PRIOR PERIOD CLASSIFICATION ERROR

As disclosed in “Note 9 Prior Period Classification Error” of the consolidated financial statements in the 10-Q quarterly report filed on August 19, 2025, during the preparation and filing of the quarterly consolidated financial statements for the 3 and 6 months ended June 30, 2025, the Company identified an error in the fair value of shares issued to consultants which overstated the prepayments by $130,967 and additional paid-in capital by $150,340 as of December 31, 2024.

General and administrative expenses for the three-month period ended December 31, 2024 were overstated by $19,373, which was offset by another error related to understatement of accounts payable and accrued expenses of in the same amount of $19,373. As a result, there is no impact to the Company’s net loss for the period ended December 31, 2024 and the year ended September 30, 2024.

The Company evaluated the materiality of this error in accordance with SEC Staff Accounting Bulletin Nos.99 and 108 and concluded that the error was not material to the previously issued consolidated financial statements for any prior period. However, the Company has revised the prior period amounts in the accompanying consolidated financial statements and related disclosures for consistency and transparency.

The revisions to the consolidated balance sheets as of December 31, 2024 are as follows:

	Previously reported	Adjustment	Revised
Prepayments	$193,228	$(130,967)	$62,261
Total Current Assets	$234,676	$(130,967)	$103,709
Accounts payable and accrued expenses	$16,730	$19,373	$36,103
Total Current Liabilities	$645,730	$19,373	$665,103
Additional paid-in capital	$1,029,095	$(150,340)	$878,755
Total Stockholders’ Deficit	$(411,054)	$(150,340)	$(561,394)

The revisions to the consolidated cash flows for the year ended September 30, 2024 are as follows:

	Previously reported	Adjustment	Revised
Shares issued for services	$-	$29,686	$29,686
Prepayments	$(18,707)	$(7,059)	$(25,766)
Accounts payable and accrued expenses	$(110,431)	$119,373	$8,942
Net cash used in operating activities	$(345,288)	$142,000	$(203,288)
Proceeds from share issuance	$242,000	$(142,000)	$100,000
Net cash generated from financing activities	$242,000	$(142,000)	$100,000

The revisions to the consolidated cash flows for the three-month ended December 31, 2024 are as follows:

	Previously reported	Adjustment	Revised
Shares issued for services	$-	$8,813	$8,813
Prepayments	$38,024	$(8,813)	$29,211

There is no impact on the statements of operations and net income per share for the year ended September 30, 2024 and three-month ended December 31, 2024.

NOTE 12. SUBSEQUENT EVENTS

None.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the Company’s directors and executive officers as of December 31, 2025:

Name	Age	Position	Date First Appointed
Shuhua Liu	53	Chair of the Board	June 17, 2019
Xian Nan (Delia) Zheng	44	Director, Secretary and Interim CFO	March 22, 2023
Youyang (John) Cheng*	68	Former Independent Director	March 22, 2023
Jianhua (James) Shu	73	Independent Director, Member of Audit Committee	March 22, 2023
Lei Yang	69	Independent Director, Chair of Audit Committee	October 12, 2025
Hong Yu	62	Independent Director, Member of Audit Committee	August 25, 2023
Weiwei (Ricky) Jiang*	33	Former Independent Director	March 22, 2023
Chao Long Charlene) Huang	72	Chief Executive Officer	October 17, 2024
Xuezhi (George) Ma *	56	Former Independent Director	October 17, 2024

*	Mr. Weiwei Jiang resigned as an Independent Director on April 30, 2025.
*	Mr. Youyang Cheng resigned as an Independent Director on October 15,2025.
*	Mr. Xuezhi Ma resigned as Chief Financial Officer on March 17, 2025, and resigned as an Independent Director on October 15, 2025

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

Ms. Zheng, aged 44, was employed from 2014 through 2018 as General Manager for Shanghai Timeless International Co., Ltd (“STIT”) in Shanghai, China. STIT is in the business of arranging transportation for freight and cargo. In 2008 Ms. Zheng earned a master’s degree in business administration at Northwestern Polytechnic University, USA, district located in Vancouver, Canada.

Mrs. Huang, aged 73. Ms. Huang graduated from Huangshan Forestry College in Anhui, China with a degree in Forestry in 1975 and from Nanjing Normal University in Nanjing, China with a degree in Chinese Language and Literature in 1991. From 1975 to1980, Ms. Huang worked as Forestry Technical Engineer for the Qingyang Forestry Bureau in Anhui, China. From 1980 to 1993, Ms. Huang worked for Meishan Metallurgical Newspaper Company. From 1993 to 2017, Ms. Huang worked as the Chief Executive Officer for various companies, including Shanghai Timeless International Transportation Co., Ltd., Hongkong Magic Dragon Shipping & Enterprises, Co., Ltd. and Shanghai Starlink Transportation and Forwarding Co. Ltd. From 2019 to 2021, Ms. Huang has previously served as the Chief Financial Officer for the Company.

Mrs. Yang, aged 69, Ms. Yang holds a Bachelor’s Degree in Accounting from Renmin University of China. She has over 40 years of experience in corporate financial management and accounting. She has held senior financial leadership roles within major multinational and state-owned enterprise groups, including serving as Deputy Chief Accountant of China National Electric Engineering Co., Ltd., Director of Finance of China National Machinery Industry Corporation, and Chief Accountant of China Kingho Energy Group Ltd. Ms. Yang has extensive experience in corporate financial systems development, cost control, internal auditing, risk management, and group-level financial coordination. She has also served as Chairman of the Supervisory Board of publicly listed companies in China.

Ms. Yu, aged 62, holds a bachelor’s degree in Textile Design Engineering of China Textile University in Shanghai, China. She also attended Kwantlen College in Richmond, BC, Canada in an EEA Program.  Ms Yu worked as a bookkeeper for ECA International Resources Ltd. located in Richmond, BC, Canada from November 2024 through August 2025.  From March 2020 through October 2024 Ms. Yu worked at E-Commerce T&T Inc. in Richmond, BC, Canada in Senior Management.  From September 2017 through May 2019, Ms. Yu was employed at SunClub Vacations, Inc. in Vancouver, BC, Canada as an admission assistant/bookkeeper.  From August 2012 through May 2017, Ms. Yu worked at Sunshine World Travel Ltd. in Richmond, BC, Canada as an assistant in International Students Services.

Mr. Shu, age 73, was employed as a Head of Operations at Cara Operations Limited (“COL”) from May 1990 to June 2016. COL is in the airline services business. In 1985 Mr. Shu earned a degree in Industrial Economics Management at Shanghai University of Finance and Economics, located in Shanghai, China.

Mr. Jiang, aged 33, is a Manager at Purewest Property Investment Ltd. (“PPI”) located in Vancouver, British Columbia, Canada. He has held this position since September 2022, PPI is in the real estate development business. In 2009, Mr. Jiang earned a Bachelor of Commerce degree at the University of British Columbia.

Mr. Cheng, aged 68, is a Managing Director of Asia Region for Global Steering System, LLC (“ARGSS”), which is located in Changshu, China. Mr. Cheng has held this position since October 2012. ARGSS is in the business of designing and manufacturing steering systems for various types of vehicles. In 1982, Mr. Cheng earned a bachelor’s degree in science & technology from the University of Shanghai, Located in Shanghai, China.

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

Director Independence

As of December 31, 2025, the Company had three independent directors, as defined under applicable securities laws and regulations. The Board of Directors had determined that each independent director satisfied the independence requirements, including the absence of material relationships with the Company that would impair their independence.

The Board and Committees

As of December 31, 2025, the Company had established an Audit Committee composed of independent directors.

Ms. Lei (Leila) Yang served as the Chair of the Audit Committee and was designated by the Board as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The Board determined that Ms. Yang possessed the requisite financial expertise and experience to fulfill this role.

Due to the Company’s size, limited operational scale, and early-stage development status, the Board of Directors had not established separate standing nominating or compensation committees. Instead, the full Board performed the functions typically associated with such committees, including oversight of executive compensation, director nominations, and corporate governance matters.

The Board believed that this structure was appropriate at that stage of the Company’s development and allowed for efficient decision-making and oversight.

Subsequent Governance Developments

Subsequent to the fiscal year end, the Company further enhanced its governance structure.

In February 2026, the Company appointed additional two U.S.-based independent directors and reconstituted its Audit Committee. As part of this process, certain prior independent directors ceased serving on the Board and its committees.

Mr. Ross Miller was appointed as the Chair of the Audit Committee and designated as an audit committee financial expert in accordance with SEC requirements.

These changes were part of the Company’s broader governance enhancement initiative to strengthen regulatory compliance and support its transition to an acquisition-focused operational model.

Hedging Policies

The Company has not adopted any practices or policies regarding the ability of employees, officers, or directors to purchase financial instruments or otherwise engage in transactions designed to hedge or offset any decrease in the market value of the Company’s equity securities, as described under Item 407(i) of Regulation S-K.

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

ITEM 11. EXECUTIVE COMPENSATION

There are currently no formal employment agreements between the Company and its directors and executive officers. Historically, the Company has not maintained a structured executive compensation program and has not paid regular salaries to its executive officers or directors. During the fiscal year ended December 31, 2025, limited compensation was provided on a discretionary basis to certain officers for administrative and operational support services. Such amounts were not material and were intended solely to support the Company’s basic operations and regulatory compliance. Certain officers have agreed to continue supporting the Company with minimal or no remuneration until such time as the Company generates sufficient revenues to implement a formal compensation structure. At this time, the Company has not established any formal cash compensation plans, bonus arrangements, equity compensation programs, or employment agreements for its executive officers or directors. The Company does not currently provide any annuity, pension, or retirement benefits to its officers, directors, or employees.

Governance Update

In February 2026, the Company further enhanced its governance structure through the appointment of additional independent directors and the reconstitution of its Audit Committee, including the designation of a new audit committee financial expert. These actions are consistent with the Company’s ongoing efforts to strengthen corporate governance and regulatory compliance.

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

Name and Address	Number of Shares Owned	Percentage of Shares Owned(1)
5% Stockholders
Hass Group, Inc.(1)	42,735,504	62.01%
Super Dragon Shipping & Trading Limited/Wong Chiu Kin(2)	6,770,670	9.82%
Future Era Tech Ltd.	5,000,000	7.26%
Directors and Officers:
Zenox Enterprises Inc.and Chao Long Huang(3)	1,881,397	2.73%
Shijian Zheng(4)	1,097,933	1.59%
Royal Stanley Consulting (Canada) Inc.(5)	1,034,174	1.50%
Jianhua James Shu(6)	30,000	0.04%
Directors and Officers as a Group	4,043,504	5.87%

Applicable percentage ownership is based on 68,911,657 shares outstanding on December 31, 2025.  There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of December 31, 2025.

(1)	Juli Enterprises Inc., a company organized under the laws of British Virgin Islands, owns 100% of the shares of the Hass Group, Inc. Shuhua Liu, a citizen of people’s Republic of China is the owner and serves as the sole director of Juli Enterprises Inc. As such, both Juli Enterprises Inc. and Shuhua Liu may be deemed to be the beneficial owners of all shares of common stock held by the Hass Group, Inc.
(2)	Wong Chiu Kin beneficially owns 6,770,670 shares of the Company’s common stock, of which 4,328,496 shares are held through Super Dragon Shipping & Trading Limited, a company controlled by him, and 2,442,174 shares are held in his personal name.
(3)	The Chief Executive Officer, Chao Long (Charlene) Huang, owns 71,732 shares and 1,809,665 shares of common stock in the company under her name Zenox Enterprises Inc,
(4)	The Chief Executive Officer, Chao Long(Charlene) Huang, shares a joint ownership interest in the brokerage account with her spouse, Shijian Zheng including 1,097,933 shares of common stock.
(5)	The Secretary, Xian Nan (Delia)Zheng, owns 1,034,174 shares of common stock in the company under her name, Royal Stanely Consulting (Canada) Inc.
(6)	Independent Director, Jianhua James Shu, owns 30,000 shares of common stock.

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

Starting in October 2022, the Company began raising modest amounts of capital to support its ongoing operations. For the year ended September 30, 2024, approximately $400,000 was raised. During the three-month period ended December 31, 2024 and the year ended December 31, 2025, approximately $450,000 and $ 778,056 were raised, respectively.

Advances From related parties

Our Board of Directors are responsible to approve all related parties’ transactions. We have not adopted written policies and procedures specifically for related person transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services for the audit of our annual financial statements for the fiscal period ended December 31, 2024 and year ended September 30, 2024 and September 30, 2023 and fees billed for other services during those periods.

Audit fees to Assentsure for the annual audit of our financial statements and the periodic reviews of the financial statements were as follows.

	December 31, 2025	December 31, 2024	September 30, 2024
Audit fees (1)	$21,000	$10,000	$21,778
Audit-related fees	-		15,000
Total Fees	$21,000	$10,000	$36,778

(1) Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2025 and 3 months period ended December 31, 2024, and 12 months ended September 30, 2024, respectively.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements
(2)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be retrieved from SEC website at www.sec.gov.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3 to Form DEF 14C, filed with the Commission on June 18, 2019.
3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to Form S-1, filed with the Commission on October 1, 2014
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101*	XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT NETWORKS INC.

By:	/s/Chao Long Huang
Chao Long Huang
Chief Executive Officer

By:	/s/ Xian Nan Zheng
Xian Nan Zheng
Chief Financial Officer

Date: April 24 2026