Form 10-Q
period 2026-03-31
Summit Networks Inc.
filed 2026-05-19
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2026 is as follows:

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026 (Unaudited)	2025 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$121,898	$94,559
Deposits	2,218	2,218
Prepayments	15,127	15,452
Total Current Assets	139,243	112,229

Non-Current Assets:
Plant and equipment, net	4,047	4,620
Total Non-Current Assets	4,047	4,620

TOTAL ASSETS	$143,290	$116,849

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$56,081	$52,260
Due to related parties	1,044,436	957,056
Total Current Liabilities	1,100,517	1,009,316

TOTAL LIABILITIES	$1,100,517	$1,009,316

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 68,911,657 shares issued and outstanding as at March 31, 2026 and December 31, 2025	68,912	68,912
Additional paid-in capital	878,755	878,755
Accumulated deficit	(1,904,894)	(1,840,134)
Total Stockholders’ Deficit	(957,227)	(892,467)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$143,290	$116,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended
	March 31,	March 31,
	2026	2025
Operating Expenses:
General and administrative expenses	58,937	82,982
Loss from operations	(58,937)	(82,982)

Other income (expense)
Interest expense	(5,823)	-
Loss before income taxes	(5,823)	-

Income tax expenses	-	-

Net Loss	$(64,760)	$(82,982)
Basic net loss per share	$(0.001)	$(0.001)
Diluted net loss per share	$(0.001)	$(0.001)

Weighted average number of common shares outstanding	68,911,657	68,911,657

Diluted weighted average number of common shares outstanding	68,911,657	68,911,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2025	68,911,657	68,912	878,755	(1,840,134)	(892,467)
Net loss	-	-	-	(64,760)	(64,760)
Balance at March 31, 2026	68,911,657	$68,912	$878,755	$(1,904,894)	$(957,227)

Balance at December 31, 2024	68,911,657	68,912	878,755	(1,509,061)	(561,394)
Net loss	-	-	-	(82,982)	(82,982)
Balance at March 31, 2025	68,911,657	68,912	878,755	(1,592,043)	(644,376)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,760)	$(82,982)
Adjustments to reconcile net loss to cash flows in operating activities
Depreciation of fixed assets	573	-
Amortization of shares pre-issued for services	3,235	-
Changes in operating assets and liabilities:
Prepayments	(2,910)	13,131
Deferred revenue	-	3,484
Accounts payable and accrued expenses	3,821	2,379
Net cash used in operating activities	(60,041)	(63,988)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	$-	(6,879)
Net cash used in investing activity	-	(6,879)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from loan from related parties	87,380	97,552
Net cash generated from financing activity	87,380	97,552

Net increase in cash and cash equivalents	27,339	26,685
Cash and cash equivalents at beginning of the period	94,559	39,230
Cash and cash equivalents at end of the period	$121,898	$65,915

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,416	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Summit Networks Inc. (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014.

The Company currently maintains a simplified corporate structure. On May 8, 2020, Sumnet (Canada) Inc. (“Sumnet”) was incorporated in Canada and is a wholly owned subsidiary of the Company.

The Company completed a defined phase of internal development activities during 2025. These activities included organizational structuring, governance enhancement, and the development of internal operational models and digital workflow frameworks. This phase was designed as a preparatory stage to support future operations and was not intended to generate significant revenue.

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

Management has initiated preliminary evaluation and engagement with potential acquisition targets; however, no definitive agreements have been executed as of the date of these consolidated financial statements.

NOTE 2. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company had accumulated deficit of $1,904,894, net current liability of $1,100,517, and net cash outflow from operating activities of $60,041 as of March 31, 2026. The Company has not generated consistent net income since inception. There is no guarantee that the Company will generate consistent revenue and net income in the future. The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company actively seeks new business opportunities and currently relies on shareholder loans and equity financing to fund operating expenses.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2026, and its results of operations and cash flows for the three months period then ended. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2026.

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

Cash and Cash Equivalents

Cash equivalents include short-term deposits with an original maturity of three months or less, which are readily convertible into a known amount of cash. As of March 31, 2026 and December 31, 2025, there is no cash equivalents.

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

NOTE 4. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	March 31, 2026	December 31, 2025

Office furniture and equipment	$6,879	$6,879
Less: Accumulated depreciation	(2,832)	(2,259)
Property, plant, and equipment, net	$4,047	$4,620

NOTE 5. PREPAYMENTS

	March 31, 2026	December 31, 2025

Prepaid share-based payments issued to consultants(1)	$2,912	$6,147
Other prepaid expenses	12,215	9,305
	$15,127	$15,452

(1)	The Company issued common stocks to consultants in exchange for IT services to be provided over a period of one to two years period. The fair value of the common stocks is amortized over the service period using the straight-line method.

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Amounts due to related parties:

	March 31, 2026	December 31, 2025

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	$120,000	$120,000
Zenox Enterprises Inc.	$50,000	$70,000
Chao Long Huang	$415,436	$308,056
	$1,044,436	$957,056

Shuhua Liu and Chiu Kin Wong are major shareholders of the Company. Zenox Enterprises Inc. is owned by Chao Long Huang, the Chief Executive Officer of the Company.

During the three months ended March 31, 2026, an officer advanced $107,612 (C$150,000) to the Company for working capital purposes. The officer obtained the funds from a third-party financial institution and subsequently advanced them to the Company. Under the terms of the arrangement, the Company is required to reimburse the officer for interest and financing fees incurred in connection with the third-party borrowing. Accordingly, the Company recorded interest expense of $5,823 for the three months ended March 31, 2026.

In January 2026, the Company repaid USD $20,000 to Zenox Enterprises Inc.

The amounts due to Shuhua Liu, Chiu Kin Wong and Zenox Enterprises Inc. are unsecured, non-interest bearing, and due on demand. Included in the $415,436 advanced from Chao Long Huang, $97,552 bears interest of 5.7% per annum and is due on demand.. The remaining $317,884 (C$439,141) bears interest of RBC prime plus 2.54% with a minimum of 7.49% calculated monthly, and is repayable on July 1, 2026, unless an earlier repayment date is mutually agreed upon by both parties.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.  No preferred stock issued or outstanding as of March 31, 2026 and December 31, 2025.

Common stock

The Company is authorized to issue 500,000,000 common stock shares with a par value of $0.001 per share.

There were no shares issued during the three months ended March 31, 2026 and the three months ended March 31, 2025.

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

Background and Strategic Transition

Summit Networks Inc. (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on July 8, 2014.

During fiscal 2025, the Company completed a defined internal development phase involving digital workflow tools, systems integration concepts, and preliminary technical capability-building activities. Certain limited customer deliverables were completed during this phase under project-based arrangements.

These activities included workflow digitization support, operational record-keeping tools, and internal evaluation of technology-enabled process management approaches. Management views these activities primarily as preparatory and capability-building initiatives rather than the establishment of large-scale standalone commercial operations.

During the three months ended March 31, 2026, the Company continued advancing the early-stage implementation of its Board-approved 2026 strategic framework. Following the adoption of this framework, management’s primary focus transitioned toward evaluating potential acquisition opportunities involving cash-flow generating logistics enterprises. As of the date of this report, no definitive acquisition agreements have been executed.

Consistent with the Company’s previously disclosed strategic direction, management continued conducting preliminary assessment activities in selected Asian markets in support of its acquisition evaluation process. These activities included ongoing market observation, initial industry engagement, and operational assessment efforts intended to assist management in evaluating potential acquisition targets, operational capabilities, and sector conditions within relevant regional logistics markets.

As part of this process, senior management conducted limited on-the-ground evaluation activities designed to improve management’s understanding of operational execution, service reliability, and cross-border logistics workflows. Management believes that practical operational observation may provide additional insight when evaluating acquisition opportunities within fragmented logistics sectors where execution capability represents an important operational consideration.

During the quarter, management also continued evaluating how certain internally developed operational and workflow concepts from prior internal initiatives may support future business integration and organizational efficiency efforts. The Company believes that certain operational and organizational knowledge developed during these earlier initiatives may provide supplemental support for future integration planning, workflow coordination, governance standardization, and operational assessment activities associated with potential acquisition opportunities.

Management continues to maintain a disciplined approach toward liquidity management, operational evaluation, and strategic execution while preserving flexibility regarding future financing and acquisition opportunities.

Preliminary Validation Activities

During the quarter, the Company continued limited validation activities on a controlled and exploratory basis in order to observe certain logistics fulfillment and execution processes under real-world operating conditions.

These activities were intended to:

•	Support management’s understanding of cross-border logistics workflows;

•	Provide preliminary insight into operational coordination and execution reliability;

•	Assist management in evaluating operational structures and cost dynamics relevant to potential acquisition targets.

Management emphasizes that these activities remain preliminary in nature, limited in scale, and are not intended to represent the establishment of material standalone logistics operations.

The Company’s primary strategic objective remains the disciplined acquisition and structured integration of cash-flow generating logistics enterprises.

Results of Operations

General and administrative expenses decreased from $82,982 for the three-month period ended March 31, 2025 to $58,937 for the three-month period ended March 31, 2026. The decrease was primarily attributable to lower professional fees and consulting expenses incurred during the first quarter of 2026.

Cash used in operating activities was $60,041 for the three months ended March 31, 2026, compared to $63,988 for the three months ended March 31, 2025.

Net cash used in investing activities was $nil for the three-month ended March 31, 2026 compared to $6,879 for the three months ended March 31, 2025, which related to the purchase of computer equipment.

Cash provided by financing activities was $87,380 for the three months ended March 31, 2026, compared to $97,552 for the three months ended March 31, 2025. Financing activities during both periods primarily related to advances from related parties used to support working capital requirements and ongoing corporate operations.

Total assets were $143,290 as of March 31, 2026.

As of March 31, 2026, the Company had 68,911,657 shares of common stock issued and outstanding.

Related Party Financing

As of March 31, 2026 and December 31, 2025, the Company had total related party loans outstanding of $1,044,436 and $957,056, respectively.

	March 31, 2026	December 31, 2025

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	$120,000	$120,000
Zenox Enterprises Inc	$50,000	$70,000
Chao Long Huang	$415,436	$308,056
	$1,044,436	$957,056

Shuhua Liu and Chiu Kin Wong are major shareholders of the Company. Zenox Enterprises Inc. is owned and controlled by Chao Long Huang, the Chief Executive Officer of the company.

In January 2026, the Company repaid USD $20,000 to Zenox Enterprises Inc.

During the three months ended March 31, 2026, an officer advanced additional $107,612 (C$150,000) to the Company for working capital purposes. The officer obtained the funds from a third-party financial institution and subsequently advanced them to the Company. Under the terms of the arrangement, the Company is required to reimburse the officer for interest and financing fees incurred in connection with the third-party borrowing. Accordingly, the Company recorded interest expense of $5,823 for the three months ended March 31, 2026. The amounts due to the shareholders of the Company, Shuhua Liu and Chiu Kin Wong and a related party Zenox Enterprises Inc. are unsecured, non-interest bearing, and due on demand.

Included in the $415,436 advanced from Chao Long Huang, $97,552 bears interest of 5.7% per annum and is due on demand. The remaining $317,884 (C$439,141) bears interest of RBC prime plus 2.54% with a minimum of 7.49% calculated monthly, and is repayable on July 1, 2026, unless an earlier repayment date is mutually agreed upon by both parties.

Liquidity and Capital Resources

The Company continues to operate under a conservative liquidity management framework while advancing its strategic transition initiatives.

The Company had negative operating cash flow of $60,041 for the three months ended March 31, 2026. As of March 31, 2026, the Company had cash of $121,898 and a working capital deficit of $957,227.

The Company’s financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and settlement of liabilities in the ordinary course of business. The Company’s liquidity requirements primarily relate to working capital, regulatory compliance, and ongoing corporate operating requirements.

The Company continues to rely substantially on shareholder and related-party financial support in order to maintain operations and execute its strategic initiatives. On July 1, 2025, the Chief Executive Officer entered into an agreement to provide the Company with up to CAD $500,000 in financing support. As of March 31, 2026, total advances under this arrangement were approximately $317,884 (CAD$439,141).

Management continues to evaluate financing alternatives in connection with potential acquisition opportunities and strategic development initiatives.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern, as discussed in the accompanying financial statements. There can be no assurance that additional financing or acquisition transactions will be successfully completed.

Outlook

Management expects to continue advancing acquisition evaluation activities during fiscal 2026 while selectively expanding preliminary operational assessment efforts intended to support future strategic decision-making.

There can be no assurance that acquisition opportunities will materialize, that definitive transactions will be completed, or that current validation activities will result in material operational outcomes.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is communicated to management, including the Chief Executive Officer and Chief Financial Officer, to permit timely decisions regarding disclosure.

Management recognizes that any system of disclosure controls and procedures can provide only reasonable assurance of achieving its objectives. In addition, the design of such controls and procedures must reflect resource limitations, and management must exercise judgment in evaluating the relative costs and benefits of implementing additional controls.

Due to the limited number of accounting and finance personnel, certain duties and responsibilities are not adequately segregated, which could increase the risk of errors or irregularities. Further, the Company does not have sufficient documentation on internal control narratives, risk assessments, or control policies to support consistent and effective financial reporting processes.

Based on this evaluation, and after considering the material weaknesses identified, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

Material Weakness in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on management’s evaluation, the Company identified material weaknesses in internal control over financial reporting as of March 31, 2026. The material weaknesses related primarily to the following:

1. Segregation of Duties

Due to the limited number of accounting and finance personnel, certain incompatible duties and responsibilities are not adequately segregated. This condition increases the risk that errors or irregularities in financial reporting may not be prevented or detected on a timely basis.

2. Lack of Documented Internal Control Policies and Procedures

The Company does not currently have sufficiently documented internal control narratives, risk assessments, or formal control policies and procedures to support consistent and effective financial reporting processes. The absence of formal documentation limits management’s ability to evaluate, monitor, and enforce internal control activities across all relevant functional areas.

As a result of the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026.

To address these material weaknesses, management has undertaken the following measures:

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

Our management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2026, due to the material weaknesses identified: 1) limited segregation of duties; 2) insufficient internal control documentation, our company’s internal control over financial reporting was not effective for the reasons set forth above. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31,2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Summit Networks Inc.

Date: May 19, 2026	By:	/s/ Chao Long Huang
(Principal Executive Officer)

