Form 10-Q
period 2026-06-30
Summit Networks Inc.
filed 2026-08-13
CIK 1619096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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

(305) 347-5158

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2026 is as follows:

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026 (Unaudited)	2025 (audited)
ASSETS
Current Assets:
Cash and cash equivalents	$145,087	$94,559
Deposits	2,218	2,218
Prepayments	27,890	15,452
Total Current Assets	175,195	112,229

Non-Current Assets:
Plant and equipment, net	3,473	4,620
Total Non-Current Assets	3,473	4,620

TOTAL ASSETS	$178,668	$116,849

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$36,645	$52,260
Due to related parties	1,179,102	957,056
Total Current Liabilities	1,215,747	1,009,316

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 68,911,657 shares issued and outstanding as at June 30, 2026 and December 31, 2025	68,912	68,912
Additional paid-in capital	878,755	878,755
Accumulated deficit	(1,984,746)	(1,840,134)
Total Stockholders’ Deficit	(1,037,079)	(892,467)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$178,668	$116,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended		For six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Revenue	$-	$2,535	$-	$2,535
Cost of sales	-	3,284	-	3,284
Gross profit	-	(749)	-	(749)

Operating Expenses:
General and administrative expenses	72,069	82,069	131,006	165,051
Loss from operations	(72,069)	(82,818)	(131,006)	(165,800)

Other income (expense)
Interest expense	(7,783)	(1,923)	(13,606)	(1,923)
Loss before income taxes	(79,852)	(84,741)	(144,612)	(167,723)

Income tax expenses	-	-	-	-

Net Loss	$(79,852)	(84,741)	$(144,612)	$(167,723)
Basic net loss per share	$(0.001)	(0.001)	$(0.002)	$(0.002)
Diluted net loss per share	$(0.001)	(0.001)	$(0.002)	$(0.002)

Weighted average number of common shares outstanding	68,911,657	68,911,657	68,911,657	68,911,657

Diluted weighted average number of common shares outstanding	68,911,657	68,911,657	68,911,657	68,911,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Deficit
	Shares	Amount	Capital	(Revised)	Total
Balance at December 31, 2025	68,911,657	68,912	878,755	(1,840,134)	(892,467)
Net loss	-	-	-	(64,760)	(64,760)
Balance at March 31, 2026	68,911,657	$68,912	$878,755	$(1,904,894)	$(957,227)
Net loss	-	-	-	(79,852)	(79,852)
Balance at June 30, 2026	68,911,657	$68,912	$878,755	$(1,984,746)	$(1,037,079)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2024	68,911,657	68,912	878,755	(1,509,061)	(561,394)
Net loss	-	-	-	(82,982)	(82,982)
Balance at March 31, 2025	68,911,657	$68,912	$878,755	$(1,592,043)	$(644,376)
Net loss	-	-	-	(84,741)	(84,741)
Balance at June 30, 2025	68,911,657	$68,912	$878,755	$(1,676,784)	$(729,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,612)	$(167,723)
Adjustments to reconcile net loss to cash flows in operating activities
Depreciation of fixed assets	1,147	1,351
Shares issued for service	6,147	26,044
Changes in operating assets and liabilities:
Account receivables	-	(739)
Deposits	-	-
Prepayments	(18,585)	5,633
Accounts payable and accrued expenses	(15,615)	(3,267)
Deferred revenue	-	3,484
Net cash used in operating activities	(171,518)	(135,217)

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of equipment	$-	(6,879)
Net cash used in investing activity	-	(6,879)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from loan from related parties	242,046	118,530
Repayments to related parties	(20,000)	-
Net cash generated from financing activities	222,046	118,530

Net increase (decrease) in cash and cash equivalents	50,528	(23,566)
Cash and cash equivalents at beginning of the period	94,559	39,230
Cash and cash equivalents at end of the period	$145,087	$15,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,606	$945
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SUMMIT NETWORKS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company had accumulated deficit of $1,984,746 and a working capital deficiency of $1,040,552 as of June 30, 2026. The Company has never generated consistent net income since inception. There is no guarantee that Company will generate consistent revenue and net income in the future. The ability of the Company to continue as a going concern is dependent on the undertaking of its shareholders to provide continuing financial support to enable the Company to meet its liabilities as and when they fall due. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2026, and its results of operations and cash flows for the three and six months period then ended. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2026.

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

Cash and Cash Equivalents

Cash equivalents include short-term deposits with an original maturity of three months or less, which are readily convertible into a known amount of cash. As of June 30, 2026 and December 31, 2025, there are no cash equivalents.

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

NOTE 4. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	June 30, 2026	December 31, 2025

Office furniture and equipment	$6,879	$6,879
Less: Accumulated depreciation	(3,406)	(2,259)
Property, plant, and equipment, net	$3,473	$4,620

NOTE 5. PREPAYMENTS

	June 30, 2026	December 31, 2025

Prepaid share-based payments issued to consultants(1)	$-	$6,147
Prepaid rent	2,087	-
Other prepaid expenses	25,803	9,305
	$27,890	$15,452

(1)	The Company issued common stocks to consultants in exchange for IT services to be provided over a period of one to two years.. The fair value of the common stocks is amortized over the service period using the straight-line method.

NOTE 6. RELATED PARTY BALANCES AND TRANSACTIONS

Related Party Balances

(i) Amounts due to related parties:

	June 30, 2026	December 31, 2025

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	120,000	120,000
Zenox Enterprises Inc	50,000	70,000
Chao Long Huang	550,102	308,056
	$1,179,102	$957,056

Shuhua Liu and Chiu Kin Wong are major shareholders of the Company. Zenox Enterprises Inc. is owned by Chao Long Huang, the Chief Executive Officer and director of the Company.

In July 2025, an officer of the Company obtained financing from a third-party lender and subsequently advanced the proceeds to the Company. The loan matured on July 1, 2026. During the six months ended June 30, 2026, the Chief Executive Officer provided new advances to the Company totaling $242,046 (C$340,278), including advances provided under a new financing arrangement entered into on June 16, 2026. Under the terms of the agreement between the officer and the Company, the Company is responsible only for the actual third-party interest costs attributable to funds advanced to or for the benefit of the Company. The applicable interest is determined based on the relevant third-party financing agreement and the actual interest charged. The officer does not charge the Company any additional interest, margin, premium, markup, financing profit, or other personal economic benefit.

In January 2026, the Company repaid USD $20,000 to Zenox Enterprises Inc.

The amounts due to Shuhua Liu, Chiu Kin Wong and Zenox Enterprises Inc. are unsecured and have no specific repayment terms. Included in the $550,102 advanced from Chao Long Huang, $97,552 bears interest of 5.7% per annum and has no specific repayment date. The remaining $ 452,550 (C$ 629,419) bears interest rate at the greater of 6.24% per annum or CIBC Prime + 1.79% per annum, and is repayable on July 1, 2027. Accordingly, the Company recorded interest expense of $ 13,606 for the six months ended June 30, 2026.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 10,000,000 preferred stock shares with a par value of $0.001 per share.  No preferred stock issued or outstanding as at June 30, 2026 and December 31, 2025.

Common stock

The Company is authorized to issue 500,000,000 common stock shares with a par value of $0.001 per share.

There were no shares issued during the six months ended June 30, 2026 and the six months ended June 30, 2025.

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

This section and other parts of this Form 10-Q quarterly report includes “forward-looking statements”, that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans”, “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Executive Overview

During the six months ended June 30, 2026, Summit Networks Inc. continued its strategic transition toward international trade and logistics while refining its long-term Digital Supply Chain Trust Infrastructure Platform strategy. During the reporting period, management focused on strategic planning, market assessment and evaluating long-term growth opportunities.

Background and Business

Summit Networks Inc., together with its wholly owned subsidiary, Sumnet (Canada) Inc., is currently undergoing a strategic business transition.

At the beginning of fiscal 2026, the Company’s strategic framework emphasized the evaluation of potential controlling acquisitions involving cash-flow-generating enterprises in the logistics, freight-forwarding and related supply-chain service sectors.

During the first and second quarters of 2026, management undertook market assessment activities in Asia and the United States in order to evaluate industry conditions, operational structures, financing requirements and the working-capital needs of small and medium-sized participants in international trade and logistics.

As these activities progressed, management concluded that long-term value creation could extend beyond the acquisition of individual operating businesses. Accordingly, management began evaluating a broader platform-based strategy to support future growth. As of June 30, 2026, the Company remained in the market assessment and strategic planning stage, and no definitive acquisition agreements had been executed.

Asian Market Assessment

From March 10 through May 25, 2026, the Company's Chief Executive Officer conducted in-person market assessment activities in Hong Kong and Shanghai.

These activities included meetings with owners, operators, managers and other participants involved in trading, freight forwarding and related logistics services.

Japan represented an important component of the Company's broader Asian market assessment.

In Shanghai, the Chief Executive Officer met with the Company's Japan market representative, who provided market observations regarding Japanese trading companies and freight forwarders and subsequently conducted additional market research in Japan.

Management considers Japan an important reference market because of its mature commercial practices, structured logistics processes, emphasis on contractual performance, strong credit discipline and well-established operating environment for international trade.

The Japan market research described the working-capital pressures experienced by small and medium-sized trading companies and freight forwarders, including the need to pay procurement, freight, customs, duties and related logistics costs before collecting payment from downstream customers.

The report also described situations in which freight forwarders may be required to advance transportation, port, customs, trucking and warehousing-related costs while receiving payment from their customers only after an extended settlement period.

Management believes these timing differences may create meaningful liquidity pressure for small and medium-sized trade and logistics companies, even where the underlying customer order is commercially viable.

The combined market feedback from Japan, Hong Kong and Shanghai broadened management’s understanding of the relationship among orders, credit, financing, freight execution, customs clearance, warehousing and customer payment timing.

U.S. Miami Operational Preparation

Following completion of the Asian market assessment, the Chief Executive Officer travelled to Miami, Florida on June 1, 2026 to commence preparations for a U.S.-based operating presence and continue market validation activities.

On June 3, 2026, management conducted an in-person strategic and operational briefing and oversight meeting in Miami with participating independent directors, including the Chair of the Audit Committee and the Company's financial expert.

Management presented the findings from the Asian market assessment and discussed:

• the Company's proposed U.S. operating direction;

• long-term shareholder value creation;

• governance and financial oversight;

• the Company's commitment to responsible long-term execution.

The June 3 meeting marked the commencement of the Company’s on-the-ground U.S. operational preparation and market validation activities.

During June 2026, management conducted preliminary meetings, operational discussions and site visits involving:

•	trading companies;
•	importers and exporters;
•	freight-forwarding and logistics service providers;
•	cross-border warehousing and fulfillment operators.

Management evaluated:

•	order execution;
•	customs and duty payments;
•	freight operations;
•	warehouse operations;
•	inventory turnover;
•	customer payment timing;
•	working-capital requirements;
•	operational coordination.

Management’s observations indicated that the financial and operational risks affecting a cross-border transaction are interconnected.

For example, an importer or trading company may face procurement and duty obligations before receiving revenue from the downstream customer. A freight forwarder may be required to pay carriers, customs brokers, trucking providers or local agents before receiving reimbursement. A cross-border warehouse may incur ongoing storage, handling and fulfillment costs where inventory turnover is delayed or customer payments are not made on schedule.

The Company’s Miami assessment remained preliminary, exploratory and limited in scale. These activities did not constitute the commencement of material standalone logistics, warehousing or trade operations.

Miami Market Validation

During the six months ended June 30, 2026, the Company’s validation activities remained limited, controlled and exploratory.

These activities were intended to:

•	improve management’s understanding of cross-border trade and logistics workflows;
•	identify the financing and credit needs of small and medium-sized market participants;
•	observe the timing of payments and operational obligations across a transaction;
•	assess how freight-forwarding and warehousing services interact with trade-finance requirements;
•	evaluate potential platform use cases;
•	identify data and documentation requirements; and
•	support management’s future decisions regarding platform development and strategic acquisitions.

Management did not treat these activities as the commencement of material revenue-generating operations.

The Company had not launched a commercial platform, entered into a definitive acquisition agreement or completed a material pilot transaction as of June 30, 2026.

Strategic Review and Refinement

On June 24, 2026, the Chair of the Audit Committee, an independent director and the Company's financial expert met with management in Vancouver to review the results of the Company's strategic assessment activities and discuss the next phase of its long-term development strategy.

• the findings from the Company’s market assessment activities;

• the proposed platform-first development strategy; and

• priorities for the Company’s long-term strategic development.

On June 29, 2026, following further discussions between management and the Board of Directors, participants reached a preliminary consensus that a platform-first development strategy would become the Company's principal long-term strategic direction.

Under this refined approach, management intends to prioritize platform planning, pilot preparation and the continued evaluation of strategic acquisition opportunities that support the Company's long-term business objectives. Potential acquisitions will continue to be assessed based on their ability to contribute operational capabilities, customer relationships, logistics infrastructure or other strategic resources that support the Company's long-term strategic objectives.

The refinement represents a change in the sequencing of the Company's previously disclosed strategic initiatives rather than a change in its overall business objectives. As of June 30, 2026, no definitive acquisition agreement had been executed, no commercial platform had been launched and no revenue had been generated from these strategic initiatives.

Management may continue to evaluate strategic acquisitions where such acquisitions could:

•	provide operating cash flow;
•	expand the Company’s logistics network and customer base;
•	strengthen future platform capabilities; and
•	support the Company’s long-term strategic objectives.

The Company cannot provide assurance that its platform development plans will be completed, that pilot transactions will be successfully implemented, that market participants will adopt the platform, that financing will be available, or that any acquisition transaction will be completed.

Results of Operations

Three months ended June 30, 2026

For the three months ended June 30, 2026, the Company did not generate revenue, compared with revenue of $2,535 for the three months ended June 30, 2025.

General and administrative expenses decreased from $82,069 for the three months ended June 30, 2025 to $72,069 for the three months ended June 30, 2026. The decrease was primarily attributable to the completion of the amortization of certain prepaid share-based service expenses during the second quarter of 2026.

Interest expense increased from $1,923 for the three months ended June 30, 2025 to $7,783 for the three months ended June 30, 2026, primarily as a result of interest costs associated with related-party funding arrangements used to support the Company's working-capital requirements.

The Company incurred a net loss of $79,852 for the three months ended June 30, 2026, compared with a net loss of $84,741 for the three months ended June 30, 2025.

Six Months ended June 30, 2026

The Company did not generate revenue during the six months ended June 30, 2026, compared with revenue of $2,535 during the six months ended June 30, 2025.

General and administrative expenses decreased from $165,051 for the six months ended June 30, 2025 to $131,006 for the six months ended June 30, 2026.

The decrease was primarily attributable to the completion of the amortization of certain prepaid share-based service expenses during the second quarter of 2026.

Interest expense increased from $1,923 for the six months ended June 30, 2025 to $13,606 for the six months ended June 30, 2026, primarily as a result of interest costs associated with related-party funding arrangements used to support the Company’s working-capital requirements.

The Company incurred a net loss of $144,612 for the six months ended June 30, 2026, compared with a net loss of $167,723 for the six months ended June 30, 2025.

Net cash used in operating activities was $171,518 for the six months ended June 30, 2026, compared with $135,217 for the six months ended June 30, 2025.

The increase in cash used in operating activities primarily reflected the Company’s continuing corporate, regulatory, professional and operating expenses during its strategic transition period.

Net cash used in investing activities was nil for the six months ended June 30, 2026, compared with $6,879 for the six months ended June 30, 2025, which related to the purchase of computer equipment.

Net cash provided by financing activities was $222,046 for the six months ended June 30, 2026, compared with $118,530 for the six months ended June 30, 2025.

Financing activities during both periods primarily consisted of advances from shareholders and related parties used to support working-capital requirements, regulatory compliance, professional fees and ongoing corporate operations.

As of June 30, 2026, the Company had cash and cash equivalents of $145,087.

As of June 30, 2026, the Company had 68,911,657 shares of common stock issued and outstanding.

Related Party Financing

As of June 30, 2026 and December 31, 2025, the Company had total related party loans outstanding of $1,179,102 and $957,056, respectively.

	June 30, 2026	December 31, 2025

Shuhua Liu	$459,000	$459,000
Chiu Kin Wong	$120,000	$120,000
Zenox Enterprises Inc	$50,000	$70,000
Chao Long Huang	$550,102	$308,056
	$1,179,102	$957,056

Shuhua Liu and Chiu Kin Wong are major shareholders of the Company. Zenox Enterprises Inc. is owned by Chao Long Huang, the Chief Executive Officer and director of the Company.

In July 2025, an officer of the Company obtained financing from a third-party lender and subsequently advanced the proceeds to the Company. The loan matured on July 1, 2026. During the six months ended June 30, 2026, the Chief Executive Officer provided new advances to the Company totaling $242,046 (C$340,278), including advances provided under a new financing arrangement entered into on June 16, 2026. Under the terms of the agreement between the officer and the Company, the Company is responsible only for the actual third-party interest costs attributable to funds advanced to or for the benefit of the Company. The applicable interest is determined based on the relevant third-party financing agreement and the actual interest charged. The officer does not charge the Company any additional interest, margin, premium, markup, financing profit, or other personal economic benefit.

In January 2026, the Company repaid USD $20,000 to Zenox Enterprises Inc.

The amounts due to Shuhua Liu, Chiu Kin Wong and Zenox Enterprises Inc. are unsecured and have no specific repayment terms. Included in the $550,102 advanced from Chao Long Huang, $97,552 bears interest of 5.7% per annum and has no specific repayment date. The remaining $ 452,550 (C$629,419) bears interest rate at the greater of 6.24% per annum or CIBC Prime + 1.79% per annum, and is repayable on July 1, 2027. Accordingly, the Company recorded interest expense of $13,606 for the six months ended June 30, 2026.

Liquidity and Capital Resources

The Company continues to operate under a conservative liquidity management framework while advancing its strategic transition initiatives.

The Company had negative operating cash flow of $171,518 for the six months ended June 30, 2026. As of June 30, 2026, the Company had cash of $145,087 and a working capital deficit of $1,040,552.

The Company’s financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and settlement of liabilities in the ordinary course of business. The Company’s liquidity requirements primarily relate to working capital, regulatory compliance, accounting and legal costs, technology development, and general corporate operating expenses.

The Company continues to rely substantially on shareholder and related-party financial support in order to maintain operations and execute its long-term strategic objectives. On July 1, 2025, the Chief Executive Officer entered into an agreement to provide the Company with up to CAD $500,000 in financing support. As of June 30, 2026, total advances under this arrangement were approximately $353,478 (CAD$488,881). On June 16, 2026, the Chief Executive Officer entered another agreement to provide the Company with up to CAD $659,750 in financing support.

The Company may seek additional financing through debt, equity, strategic investment, joint ventures or other arrangements as needed to support its operations and future growth.

There can be no assurance that additional financing will be available on acceptable terms, or at all.

The Company's ability to continue as a going concern depends on its ability to obtain ongoing financial support, secure additional financing, manage operating expenses and ultimately establish sustainable revenue-generating operations.

Outlook

During the remainder of fiscal 2026, management intends to continue advancing the Company's long-term strategic transition through the refinement of its proposed Digital Supply Chain Trust Infrastructure Platform.

Subject to the availability of financial and management resources, the Company expects to focus on advancing platform planning, evaluating potential pilot opportunities, strengthening its U.S. operational foundation, and selectively pursuing strategic opportunities that support its long-term business objectives.

The Company's ability to execute these initiatives will depend on, among other factors, the availability of financing, technical resources, qualified business partners, regulatory compliance and market acceptance.

Accordingly, there can be no assurance that the Company's strategic initiatives, including platform development, pilot implementation, financing activities or potential acquisitions, will be completed successfully or result in sustainable commercial operations.

Management will continue evaluating its strategic initiatives based on market conditions, available resources and long-term execution objectives.

Management Priorities

In support of the Company's long-term strategy, and subject to the availability of financial resources, applicable regulatory requirements and Board approval where required, management expects its principal priorities during the remainder of 2026 to include:

•	further strengthening the Company's corporate governance and internal control framework;

•	enhancing executive management accountability and operational readiness;

•	obtaining directors' and officers' liability insurance as part of the Company's enterprise risk management framework;

•	advancing implementation planning for the Company's long-term strategy;

•	evaluating financing alternatives to support the Company's long-term strategic objectives; and

•	selectively evaluating strategic acquisitions and business partnerships that complement the Company's long-term growth strategy.

Management believes these initiatives are intended to strengthen the Company's governance, improve organizational readiness and position the Company for disciplined, sustainable long-term growth. The timing and implementation of these initiatives will depend on available financial resources, regulatory requirements and, where applicable, Board approval.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on its financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, and that such information is communicated to management, including the Chief Executive Officer and Chief Financial Officer, to permit timely decisions regarding disclosure.

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

Based on this evaluation, and after considering the material weaknesses identified, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

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

Based on management’s evaluation, the Company identified material weaknesses in internal control over financial reporting as of June 30, 2026. The material weaknesses related primarily to the following:

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

As a result of the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026.

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

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and the Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.

Our management has conducted, with the participation of the Principal Executive Officer and the Principal Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2026, due to the material weaknesses identified: 1) limited segregation of duties; 2) insufficient internal control documentation, our company’s internal control over financial reporting was not effective for the reasons set forth above. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently involved in any material legal proceedings nor are we aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Summit Networks Inc.

Date: August 13, 2026	By:	/s/ Chao Long Huang
(Principal Executive Officer)

